Form 10-Q
period 1994-03-31
GLOBAL NATURAL RESOURCES INC /NJ/
filed 1994-05-12
CIK 733289

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                              -----------------
                                  FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1994          Commission file number 1-8674


                        GLOBAL NATURAL RESOURCES INC.
             (Exact name of Registrant as specified in its charter)


           New Jersey                             93-0835865
 (State or other jurisdiction of                (IRS Employer
 incorporation or organization)               Identification No.)

       5300 Memorial Drive                          77007
            Suite 800                             (Zip Code)
         Houston, Texas
     (Address of principal
       executive offices)

       Registrant's telephone number, including area code: (713) 880-5464

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         X    YES            NO
                      -------        -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of May 2, 1994, 30,069,373 shares of common stock were outstanding.

================================================================================

                             TABLE  OF  CONTENTS

                                                                                              Page
                                                                                              ----
PART 1.   FINANCIAL INFORMATION

          Item 1.   Unaudited Consolidated Financial Statements. . . . . . . . . . . . . . .    1

                    Consolidated Balance Sheets - March 31, 1994 and December 31, 1993. . . .   1

                    Consolidated Statements of Operations for the Three Months Ended
                    March 31, 1994 and 1993. . . . . . . . . . . . . . . . . . . . . . . . . .  2

                    Consolidated Statements of Cash Flows for the Three Months Ended
                    March 31, 1994 and 1993. . . . . . . . . . . . . . . . . . . . . . . . . .  3

                    Notes to Consolidated Financial Statements. .. . . . . . . . . . . . . . .  5

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations. . . . . . . . . . . . . . . . . . . .  7

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings . . . . . . . . . .. . . . . . . . . . . . . . . . . . .  9

          Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . .  9

          Item 3.   Defaults upon Senior Securities. . . . . . . . . . . . . . . . . . . . . .  9

          Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . .  9

          Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

          Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .  9

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10


                                                   i




                        PART I. FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

                GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
          (Amounts in Thousands, Except Share and Per Share Amounts)
                                 (Unaudited)

                        ASSETS

                                                                  March 31,    December 31,
                                                                    1994           1993
                                                                  ---------    ------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .   $ 17,591       $ 16,045
  Short-term liquid investments. . . . . . . . . . . . . . . . .     42,084         49,947
  Accounts receivable . . . . . . . . . . . . . .  . . . . . . .      9,932         14,081
  Current investments . . . . . . . . . . . . . .  . . . . . . .      1,020          1,663
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        701            891
                                                                   --------       --------
      Total current assets . . . . . . . . . . . . . . . . . . .     71,328         82,627
                                                                   --------       --------
Properties and equipment, at cost:
  Oil and gas properties (successful efforts method) . . . . . .     95,896         91,036
  Pipeline facilities. . . . . . . . . . . . . . . . . . . . . .     19,085         18,976
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,254         10,054
                                                                   --------       --------
                                                                    125,235        120,066
  Less: accumulated depletion, depreciation and amortization . .    (55,170)       (54,156)
                                                                   --------       --------
      Net properties and equipment. . . . . . . . . . . . . . .      70,065         65,910
                                                                   --------       --------
Investment in Russian joint venture. . . . . . . . . . . . . . .     11,644          8,783
Indonesian venture advances, net . . . . . . . . . . . . . . . .      2,728          3,099
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        281            284
                                                                   --------       --------
                                                                   $156,046       $160,703
                                                                   ========       ========
              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .   $  8,861       $ 14,319
  Accrued liabilities . . . . . . . .  . . . . . . . . . . . . .      4,719          6,248
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        887            785
                                                                   --------       --------
      Total current liabilities. . . . . . . . . . . . . . . . .     14,467         21,352
                                                                   --------       --------
Deferred credits and other . . . . . . . . . . . . . . . . . . .        721            600
Commitments and contingencies. . . . . . . . . . . . . . . . . .          -              -
Redeemable bearer shares . . . . . . . . . . . . . . . . . . . .     18,043         18,375
Shareholders' equity:
  Common stock; authorized 100,000,000 shares at $1.00 par
    value; issued and outstanding 33,251,287 in 1994 and
    33,190,287 in 1993 . . . . . . . . . . . . . . . . . . . . .     33,251         33,190
  Capital in excess of par value . . . . . . . . . . . . . . . .    137,941        137,648
  Retained deficit . . . . . . . . . . . . . . . . . . . . . . .    (33,849)       (35,914)
                                                                   --------       --------
                                                                    137,343        134,924
  Less:  treasury stock; 3,181,924 shares in 1994
         and 3,186,329 in 1993 . . . . . . . . . . . . . . . . .    (14,528)       (14,548)
                                                                   --------       --------
      Total shareholders' equity . . . . . . . . . . . . . . . .    122,815        120,376
                                                                   --------       --------
                                                                   $156,046       $160,703
                                                                   ========       ========


                   See accompanying notes to consolidated financial statements.

                GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts in Thousands, Except Share and Per Share Amounts)
                                 (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             --------------------------
                                                                1994           1993
                                                             -----------    -----------
Revenues:
      Oil and gas. . . . . . . . . . . . . . . . . . . .     $     8,266    $     7,981
      Pipeline . . . . . . . . . . . . . . . . . . . . .           4,893          6,582
      Other. . . . . . . . . . . . . . . . . . . . . . .             250            195
                                                             -----------    -----------
                                                                  13,409         14,758
                                                             -----------    -----------
Expenses:
      Production . . . . . . . . . . . . . . . . . . . .             839            992
      Exploration. . . . . . . . . . . . . . . . . . . .           1,582          1,748
      Pipeline cost of sales . . . . . . . . . . . . . .           4,745          6,131
      Depletion, depreciation and amortization . . . . .           1,457          1,993
      Administrative . . . . . . . . . . . . . . . . . .           1,678          1,681
                                                             -----------    -----------
                                                                  10,301         12,545
                                                             -----------    -----------
            Income from operations . . . . . . . . . . .           3,108          2,213
Other income (expense):
      Interest income. . . . . . . . . . . . . . . . . .             592            371
      Interest expense . . . . . . . . . . . . . . . . .             (21)           (25)
      Other, net . . . . . . . . . . . . . . . . . . . .             288          1,733
                                                             -----------    -----------
                                                                     859          2,079
                                                             -----------    -----------
      Income before income tax expense . . . . . . . . .           3,967          4,292
      Income tax expense . . . . . . . . . . . . . . . .           1,902          2,062
                                                             -----------    -----------
      Net income . . . . . . . . . . . . . . . . . . . .     $     2,065    $     2,230
                                                             ===========    ===========
Net income per share based on weighted average
   shares outstanding:
      Net income primary . . . . . . . . . . . . . . . .     $       .07    $       .09
                                                             ===========    ===========
      Net income assuming full dilution  . . . . . . . .     $       .07    $       .08
                                                             ===========    ===========
Weighted average common shares outstanding:
      Primary. . . . . . . . . . . . . . . . . . . . . .      30,036,670     23,657,738
                                                             ===========    ===========
      Assuming full dilution . . . . . . . . . . . . . .      30,036,670     29,828,515
                                                             ===========    ===========


     See accompanying notes to consolidated financial statements.

                GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in Thousands)
                                 (Unaudited)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                            ----------------------
                                                                             1994           1993
                                                                            -------       --------

Cash Flow from Operating Activities:
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 2,065       $  2,230
    Adjustments to reconcile net income to net cash
       provided by operating activities:
    Depletion, depreciation and amortization. . . . . . . . . . . . .         1,457          1,993
    Leasehold impairments and dry hole expense  . . . . . . . . . . .           867          1,258
    Unrealized loss on short-term liquid investments. . . . . . . . .           218              -
    Gain on asset sales . . . . . . . . . . . . . . . . . . . . . . .          (465)        (2,147)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -              2
    Changes in:
       Accounts receivable . . . . . . . . . . . . . . . . . . . . . . .      4,149            606
       Other current assets . . . . . . . . .  . . . . . . . . . . . . .        833          1,148
       Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .     (5,458)        (1,116)
       Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .     (1,529)           340
       Short-term liquid investments . . . . . . . . . . . . . . . . . .      7,645              -
       Deferred credits  . . . . . . . . . . . . . . . . . . . . . . . .        121            (14)
                                                                            -------       --------
    Net cash provided by operating activities. . . . . . . . . . . . . .      9,903          4,300
                                                                            -------       --------
Cash Flows from Investing Activities:
    Additions to oil and gas properties. . . . . . . . . . . . . . . . .     (6,140)        (3,097)
    Additions to pipeline facilities and other properties
    and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (330)          (199)
    Decrease (increase) in other assets. . . . . . . . . . . . . . . . .          -             46
    Purchases of short-term liquid investments . . . . . . . . . . . . .          -       (139,141)
    Proceeds from sales of short-term liquid investments . . . . . . . .          -        143,980
    Proceeds from sales of assets. . . . . . . . . . . . . . . . . . . .        481          2,803
    Investment in Russian joint venture. . . . . . . . . . . . . . . . .     (2,862)          (652)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        348            (40)
                                                                            -------       --------
    Net cash provided (used) in investment activities. . . . . . . . . .     (8,503)         3,700
                                                                            -------       --------
Cash Flows from Financing Activities:
    Proceeds from common stock issuance. . . . . . . . . . . . . . . . .        354            260
    Redemptions of bearer shares . . . . . . . . . . . . . . . . . . . .       (332)             -
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        124            (34)
                                                                            -------       --------
    Net cash provided by financing activities. . . . . . . . . . . . . .        146            226
                                                                            -------       --------
    Net increase (decrease) in cash and cash equivalents . . . . . . . .      1,546          8,226
    Cash and cash equivalents at beginning of period . . . . . . . . . .     16,045         19,486
                                                                            -------       --------
    Cash and cash equivalents at end of period . . . . . . . . . . . . .    $17,591       $ 27,712
                                                                            =======       ========
Supplemental disclosure of cash flow information:

Cash paid for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     4       $      4
                                                                            =======       ========
    Income taxes:
       U. S. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     -       $      -
       Foreign . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,836          1,866
                                                                            -------       --------
              Total. . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 1,836       $  1,866
                                                                            =======       ========

              See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)



Supplemental disclosure of non-cash investing and financing activities:

  In connection with the Company's Employees 401k Savings Plan, the Company contributed 4,405 treasury shares on March 31, 1994 with a market value of approximately $30,000 to the plan.

  In connection with the Hambros agreement referred to in Note 3, approximately $64,000 was transferred into capital in excess of par value and approximately $11,000 into common stock as a result of the reduction in common stock subject to put during the three months ended March 31, 1993. During the same period in 1994, no such transactions were made.

  As referred to in Note 4, in March 1993, Prudential converted its Preferred Stock into 6,311,537 shares of the Company's common stock. These shares are not registered and Prudential will be unable to sell the shares in the public market without registration with the SEC or an exemption from such registration.

           See accompanying notes to consolidated financial statements.

              GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Three Months Ended March 31, 1994 and 1993
                                (Unaudited)



(1) Basis for Preparation of Financial Statements

  The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  In the opinion of Management of the Company, the accompanying unaudited consolidated financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the periods reported. All adjustments are of a normal recurring nature.

  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("Statement 115"), "Accounting for Certain Investments in Debt and Equity Securities." The cumulative effect of this accounting change as of January 1, 1994 had no material impact upon the financial statements of the Company.

  Certain reclassifications have been made to the 1993 financial statements to conform to the presentation used in 1994.

  The results of operations for the above periods are not necessarily indicative of the results to be expected for the full year.

(2) Investments

  The Company adopted the provisions of Statement 115 at January 1, 1994. Under Statement 115, the Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Any other securities not included in trading or held-to-maturity are classified as available-for-sale.

  The Company has no held-to-maturity or available for sale securities. Trading securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned.

  Marketable investment securities at December 31, 1993 and March 31, 1994 consist of certificates of deposit and U.S. government and corporate debt securities (included in short-term liquid investments), and equity securities (included in current investments). During the three month period ending March 31, 1994, the Company recorded $218,000 of unrealized losses resulting from changes in the differences between cost and market value of short-term liquid investments.

  Short-term liquid investments at December 31, 1993 are carried at cost which approximates fair value. Current investments at December 31, 1993 are carried at the lower of aggregate cost ($1.7 million) or market value ($1.9 million).

Investment in Russian joint venture

  In 1990, the company formed Texneft Inc. ("Texneft") to participate in a joint venture in Russia with Tatneft, a Russian oil production amalgamation which operates the oil fields of Tatarstan, Russia. Texneft, an 80% owned subsidiary, has a 50% interest in the joint venture, Tatex. An agreement between the minority shareholders of Texneft and the Company requires the Company to advance to Texneft sufficient cash to fund its administrative expenses and its contributions to Tatex. In turn, Texneft will make no distributions to its shareholders until the Company has been repaid a sum equal to the total of its advances to Texneft. As of December 31, 1993 and March 31, 1994, the Company's outstanding advances totaled $11.7 million and $14.5 million, respectively.

  The impact that the Russian joint venture has had on the Company's financial statements for the three month period ending March 31, 1993 and 1994 is summarized in thousands in the following table. The revenue and expense information presented is the Company's pro-rata share (80%) of Texneft's consolidated financial statements which includes 50% of Tatex activities.


                                                           Three Months Ended
                                                               March 31,
                                                          --------------------
                                                           1994          1993
                                                          -------       ------



Revenues . . . . . . . . . . . . . . . . . . . . . . .    $ 2,116       $  459
                                                          -------       ------
Expenses
    Operating and administrative . . . . . . . . . . .      1,298          729
    Export taxes . . . . . . . . . . . . . . . . . . .        777          144
                                                          -------       ------
          Total expenses . . . . . . . . . . . . . . .      2,075          873
                                                          -------       ------
Income (loss) before U. S. income tax. . . . . . . . .         41         (414)
Advances from Company, net . . . . . . . . . . . . . .      2,820        1,067
                                                          -------       ------
Net increase in equity investment. . . . . . . . . . .      2,861          653
Investment at beginning of period. . . . . . . . . . .      8,783        6,319
                                                          -------       ------
Investment at end of period. . . . . . . . . . . . . .    $11,644       $6,972
                                                          =======       ======


(3) Redeemable Bearer Shares

  In August 1993, the Company received $19.2 million, the cash held by the Hambros Channel Islands Trust Corporation Limited ("Trust"), in the form of an interest-free loan. The loan is repayable on demand only to the extent necessary to redeem bearer share warrants presented for exchange until July 2008. Each bearer share warrant presented during this period will be redeemed for $6.66. As of March 31, 1994, there were 2,776,872 outstanding bearer share warrants. The loan is secured by a letter of credit from a bank. The letter of credit is secured by certain of the Company's short-term liquid investments. During 1994 and 1993 there were no drawings under the letter of credit. In July 2008, the obligation of the Company to holders of bearer share warrants will cease, the interest-free loan will terminate, and any remaining cash will revert to the Company and will be accounted for as an increase to capital in excess of par value.

(4) Shareholders' Equity

  In 1987, the Company sold to Prudential Insurance Company of America ("Prudential") $50 million of convertible subordinated notes ("Notes"). In 1991, Prudential converted the Notes into Series A Preferred Stock. In March 1993, Prudential converted its Preferred Stock into 6,311,537 shares of the Company's common stock. These shares are not registered and Prudential will be unable to sell these shares in the public market without registration with the SEC or an exemption from such registration.

(5) Earnings per Share

  Earnings per share is computed based upon the weighted average common shares outstanding, determined on a monthly basis. Unexercised stock options do not have a dilutive effect on the reported earnings per common share. Fully diluted earnings per share for the three months ended March 31, 1993 was calculated assuming conversion of Prudential's preferred stock into Company common stock effective January 1, 1993.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Introduction

  The Company recorded net income of $2.1 million ($.07 per share) for the first three months of 1994, as compared to net income of $2.2 million ($.09 per share) for the same period in 1993. The 1993 results include a gain of $2.1 million ($.09 per share) on asset sales, while 1994 results include a gain of $.5 million ($.02 per share) on similar transactions.

Results of Operations - Three Months Ended March 31, 1994 and 1993

Oil and Gas Revenues are summarized for the three months ended March 31, 1994 and 1993 in the following table:

                                        1994           1993
                                       -------        -------
                                       (thousands of dollars)
      United States
           Oil . . . . . . . . . . . .  $  673         $1,414
           Gas . . . . . . . . . . . .   4,314          3,192

      Indonesia
           Oil . . . . . . . . . . . .  $  154         $  186
           Gas . . . . . . . . . . . .   3,125          3,092

      Argentina
           Oil . . . . . . . . . . . .  $    -         $   97

  United States oil sales volumes were 52,153 barrels for the three months ended March 31, 1994, as compared to 77,038 barrels for the same period in 1993. This decrease of 24,885 barrels (32%) is principally due to the disposition of certain domestic producing properties during 1993. The average oil price decreased to $12.90 per barrel in 1994 as compared to $18.35 per barrel in 1993.

  United States gas sales volumes were 2.0 Bcf for the three months ended March 31, 1994 as compared to 1.7 Bcf for the same period in 1993. This increase of .3 Bcf (18%) is primarily due to increased production from the Company's Taylor Lake field. The average gas price increased from $1.90 per Mcf in 1993 to $2.12 per Mcf in 1994.

  Indonesian liquid natural gas (LNG) liftings for the three months ended March 31, 1994 totalled 118 as compared to 104 for the same period in 1993. The Company does not have direct access to information with respect to oil and gas operations in Indonesia and has not been advised as to changes in any additional factors (i.e. prices or oil and gas production) which would affect oil and gas revenues.

  The Company sold, pending formal Argentinean governmental approval, its working interest in its Argentinean properties during 1993.

Pipeline Operations contributed $4.9 million to consolidated revenues and incurred $4.7 million in pipeline operating expenses, exclusive of depreciation for the three months ended March 31, 1994 as compared to $6.6 million in
revenues and $6.1 million in expenses for the same period in 1993.   The
primary reason for the decrease in revenues and expenditures in 1994 as compared to 1993 was a decrease in marketing activities for working interest partners at the Taylor Lake field. The pipeline segment generated net income from operations before taxes of approximately $10,000 for the three months ended March 31, 1993 as compared to losses of $.2 million for the same period in 1994.

Expenses decreased to $10.3 million for the three months ended March 31, 1994 as compared to $12.5 million for the same period in 1993. This 18% decrease is primarily due to decreases in exploration, pipeline and depletion expenses of $.2 million, $1.4 million and $.5 million, respectively. The decrease in depletion expense during 1994 is primarily the result of additions to the Company's oil and gas reserve base during the last half of 1993 which results in lower depletion rates for subsequent periods.

Other Income and Expense decreased approximately $1.2 million for the three months ended March 31, 1994 compared to the same period in 1993. This decrease is primarily the result of the decrease in gains on asset sales mentioned above.

Liquidity and Capital Resources

  Cash and cash equivalents increased by $1.5 million during the first quarter of 1994. This increase was primarily due to the $9.9 million net cash flow provided by operations and the $8.5 million net cash flow used in investment activities during this period.

  Cash provided from operations for the three months ended March 31, 1994 was $9.9 million compared to $4.3 million for the same period in 1993. This increase was primarily due to the adoption on January 1, 1994 of Statement 115 which increased cash provided from operations by the net change in short-term liquid investments of $7.6 million. This increase was partially offset by among other changes a $1.5 million decrease in accrued liabilities. The Company expended approximately $6.5 million for additions to properties and equipment in the first three months of 1994 compared to $3.3 million for the same period in 1993. Working capital for the first three months of 1994 decreased by $4.4 million.

  Traditionally, the Company has budgeted its exploration and development expenditures for each year based on cash to be provided from operating activities. In 1994, The Company intends to direct its internally generated cash toward growing the Company's domestic asset base while directing a portion of its balance sheet cash (cash and cash equivalents and short-term liquid investments) toward international opportunities.

  The Russian and the Ivory Coast joint ventures are currently the primary focus of the Company's international operations. As of March 31, 1994, the Company's total cash investments in the Russian and the Ivory Coast joint ventures were approximately $14.5 million and $5.5 million, respectively.

  The Russian joint venture activities currently include three projects in various stages of operation: 1) vapor recovery, 2) the drilling, development and operation of the Onbysk field, and 3) a well stimulation program in and adjacent to the sizable Romashkino field. A fourth project, the development of undeveloped reserves underlying urban areas within the Romashkino field, has been agreed to in principle. The execution of final documents has been deferred pending further analysis of the effect of the export tax.

  In May 1993, the Company acquired an interest in 335,320 gross acres in the CI-11 contract area approximately eight miles offshore of the Ivory Coast, West Africa. The Company acquired a 10% working interest in an area referred to as the "Special Area" and an 18% working interest in an area referred to as the "Remaining Area."

  During 1993, the Panthere #1 well was drilled in the Remaining Area to a total depth of 10,575 feet and tested gas and condensate at the rate of 34.8 Mmcf per day plus 675 Bbls per day on a 56/65 inch choke with a flowing tubing pressure of 1,909 pounds per square inch from 66 feet of perforations between 9,316 and 9,382 feet. The well was drilled in 264 feet of water and a production caisson was set over the well. Negotiations are currently underway with the government of the Ivory Coast for approval of a gas development project for this discovery.

  During the first quarter of 1994, the Lion #1 well was drilled to test a separate structure in the Special Area. This well was directionally drilled to a total depth of 11,270 feet and encountered seven separate intervals totaling approximately 205 feet of net hydrocarbon pay. In total, the well flowed a combined 23,696 barrels of oil and condensate and 65 mmcf of gas per day. Further plans include setting a production caisson over the Lion #1 well, re-entry of the B1-8X well and the drilling of additional wells on this structure. The B1-8X well, in the Special Area, tested significant oil production from two of the intervals found in the Lion #1 before being abandoned by the previous operator.

                          PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS:

         None.

Item 2.  CHANGES IN SECURITIES:

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES:

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         None.

Item 5.  OTHER INFORMATION:

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         a)  Exhibits

              None.

         b)  Reports on Form 8-K

              None.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GLOBAL NATURAL RESOURCES INC.
                                                   (Registrant)





Date:  May 11, 1994                                /s/ ERIC LYNN HILL
                                           -------------------------------------
                                                       Eric Lynn Hill
                                                 Vice President-Finance and
                                                          Secretary