Form 10-Q
period 1994-06-30
GLOBAL NATURAL RESOURCES INC /NJ/
filed 1994-08-12
CIK 733289

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               ---------------

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1994              Commission file number 1-8674



                         GLOBAL NATURAL RESOURCES INC.
             (Exact name of Registrant as specified in its charter)



            New Jersey                                          93-0835865
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

       5300 Memorial Drive
            Suite 800                                              77007
         Houston, Texas                                          (Zip Code)
      (Address of principal
        executive offices)




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



                                      X  YES                       NO
                                     ---                       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   As of August 2, 1994, 29,424,580 shares of common stock were outstanding.


================================================================================

                               TABLE OF CONTENTS


                                                                                                           PAGE
                                                                                                           ----

PART I.       FINANCIAL INFORMATION

    Item 1.   Unaudited Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . .        1

              Consolidated Balance Sheets - June 30, 1994 and December 31, 1993 . . . . . . . . . . .        1

              Consolidated Statements of Operations for the Three Months and the Six Months
               Ended June 30, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2

              Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1994
               and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

              Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . .        5

    Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .        7

PART II.      OTHER INFORMATION

    Item 1.   Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11

    Item 2.   Changes in Securities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11

    Item 3.   Defaults upon Senior Securities   . . . . . . . . . . . . . . . . . . . . . . . . . . .        11

    Item 4.   Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . .        11

    Item 5.   Other Information   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11

    Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .        11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12


                         PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                             June 30,     December 31,
                                                                                               1994           1993
                                                                                             --------     ------------
                                            ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  4,123      $ 16,045
  Short-term liquid investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      45,684        49,947
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,050        14,081
  Current investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         940         1,663
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         475           891
                                                                                             --------      --------
       Total current assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      59,272        82,627
                                                                                             --------      --------

Properties and equipment, at cost:
  Oil and gas properties (successful efforts method). . . . . . . . . . . . . . . . . . .      99,710        91,036
  Pipeline facilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19,191        18,976
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,398        10,054
                                                                                             --------      --------
                                                                                              129,299       120,066
   Less:  accumulated depletion, depreciation and amortization  . . . . . . . . . . . . .     (56,049)      (54,156)
                                                                                             --------      --------
       Net properties and equipment   . . . . . . . . . . . . . . . . . . . . . . . . . .      73,250        65,910
                                                                                             --------      --------

Investment in Russian joint venture . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,890         8,783
Indonesian venture advances, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,890         3,099
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         276           284
                                                                                             --------      --------
                                                                                             $148,578      $160,703
                                                                                             ========      ========
                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  9,105      $ 14,319
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,471         6,248
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         812           785
                                                                                             --------      --------
       Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16,388        21,352
                                                                                             --------      --------

Deferred credits and other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         742           600
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --            --
Redeemable bearer shares  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17,820        18,375
Shareholders' equity:
   Common stock; authorized 100,000,000 shares at $1.00 par value;
       issued and outstanding 33,331,287 in 1994 and 33,190,287 in 1993   . . . . . . . .      33,331        33,190
   Capital in excess of par value . . . . . . . . . . . . . . . . . . . . . . . . . . . .     138,320       137,648
   Retained deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (38,225)      (35,914)
                                                                                             --------      --------
                                                                                              133,426       134,924
   Less:  treasury stock; 3,906,707 shares in 1994 and 3,186,329 in 1993  . . . . . . . .     (19,798)      (14,548)
                                                                                             --------      --------
       Total shareholders' equity   . . . . . . . . . . . . . . . . . . . . . . . . . . .     113,628       120,376
                                                                                             --------      --------
                                                                                             $148,578      $160,703
                                                                                             ========      ========




                    See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                      --------------------------    --------------------------
                                                          1994           1993           1994           1993
                                                      -----------    -----------    -----------    -----------
 Revenues:
     Oil and gas   . . . . . . . . . . . . . . . .    $     6,689    $     7,680    $    14,955    $    15,661
     Pipeline  . . . . . . . . . . . . . . . . . .          4,362          9,671          9,255         16,253
     Other   . . . . . . . . . . . . . . . . . . .            258            205            508            400
                                                      -----------    -----------    -----------    -----------
                                                           11,309         17,556         24,718         32,314
                                                      -----------    -----------    -----------    -----------
 Expenses:
     Production  . . . . . . . . . . . . . . . . .            823            973          1,662          1,965
     Exploration   . . . . . . . . . . . . . . . .          6,392          2,321          7,974          4,069
     Pipeline cost of sales  . . . . . . . . . . .          4,169          9,455          8,914         15,586
     Depletion, depreciation and amortization  . .          1,479          1,998          2,936          3,991
     Administrative  . . . . . . . . . . . . . . .          1,652          1,908          3,330          3,589
                                                      -----------    -----------    -----------    -----------
                                                           14,515         16,655         24,816         29,200
                                                      -----------    -----------    -----------    -----------
          Income (loss) from operations  . . . . .         (3,206)           901            (98)         3,114

 Other income (expense):
     Distribution from IPI   . . . . . . . . . . .           --            1,267          --             1,267
     Interest income   . . . . . . . . . . . . . .            461            417          1,053            788
     Interest expense  . . . . . . . . . . . . . .            (18)           (26)           (39)           (51)
     Other   . . . . . . . . . . . . . . . . . . .           (444)          (975)          (156)           758
                                                      -----------    -----------    -----------    -----------
                                                               (1)           683            858          2,762
                                                      -----------    -----------    -----------    -----------
          Income (loss) before income tax expense          (3,207)         1,584            760          5,876

 Income tax expense  . . . . . . . . . . . . . . .          1,169          1,317          3,071          3,379
                                                      -----------    -----------    -----------    -----------
     Net income (loss)   . . . . . . . . . . . . .    $    (4,376)   $       267    $    (2,311)   $     2,497
                                                      ===========    ===========    ===========    ===========

 Net income (loss) per share based on weighted
     shares outstanding:
     Net income (loss) primary   . . . . . . . . .    $      (.15)   $       .01    $      (.08)   $       .09
                                                      ===========    ===========    ===========    ===========
     Net income (loss) assuming full dilution  . .    $      (.15)   $       .01    $      (.08)   $       .08
                                                      ===========    ===========    ===========    ===========
 Weighted average common shares outstanding:

     Primary   . . . . . . . . . . . . . . . . . .     29,746,982     29,865,524     29,891,826     26,761,631
                                                      ===========    ===========    ===========    ===========
     Assuming full dilution  . . . . . . . . . . .     29,746,982     29,865,524     29,891,826     29,847,020
                                                      ===========    ===========    ===========    ===========





          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                             ------------------------
                                                                               1994           1993
                                                                             --------       ---------
Cash Flow from Operating Activities:
    Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . . .    $ (2,311)      $   2,497
    Adjustments to reconcile net income to net cash
       provided by operating activities:
    Depletion, depreciation and amortization  . . . . . . . . . . . . . .       2,936           3,991
    Leasehold impairments and dry hole expense  . . . . . . . . . . . . .       6,106           2,938
    Unrealized loss on short-term liquid and current investments  . . . .         337             --
    Gain on asset sales   . . . . . . . . . . . . . . . . . . . . . . . .        (232)         (1,766)
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --              137
    Changes in:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .       6,031          (1,077)
       Other current assets   . . . . . . . . . . . . . . . . . . . . . .       1,139           1,515
       Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . .      (5,214)         (1,961)
       Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . .         223            (881)
       Short-term liquid investments  . . . . . . . . . . . . . . . . . .       3,926             --
       Deferred credits   . . . . . . . . . . . . . . . . . . . . . . . .         142             (28)
                                                                             --------       ---------
    Net cash provided by operating activities   . . . . . . . . . . . . .      13,083           5,365
                                                                             --------       ---------
Cash Flows from Investing Activities:
    Additions to oil and gas properties   . . . . . . . . . . . . . . . .     (15,812)         (5,022)
    Additions to pipeline facilities and other properties and equipment .        (586)           (635)
    Increase in other assets  . . . . . . . . . . . . . . . . . . . . . .         --              (58)
    Purchases of short-term liquid investments  . . . . . . . . . . . . .         --         (397,689)
    Maturities of short-term liquid investments   . . . . . . . . . . . .         --            5,000
    Proceeds from sales of short-term liquid investments  . . . . . . . .         --          382,827
    Proceeds from asset sales   . . . . . . . . . . . . . . . . . . . . .         303           3,816
    Investment in Russian joint venture   . . . . . . . . . . . . . . . .      (4,107)          1,645
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         161             (31)
                                                                             --------       ---------
    Net cash used in investing activities   . . . . . . . . . . . . . . .     (20,041)        (10,147)
                                                                             --------       ---------
Cash Flows from Financing Activities:
    Proceeds from common stock issuance   . . . . . . . . . . . . . . . .         813             (64)
    Redemptions of bearer shares  . . . . . . . . . . . . . . . . . . . .        (555)            --
    Acquisition of treasury stock   . . . . . . . . . . . . . . . . . . .      (5,289)            --
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          67             445
                                                                             --------       ---------
    Net cash provided by (used in) financing activities   . . . . . . . .      (4,964)            381
                                                                             --------       ---------
    Net decrease in cash and cash equivalents   . . . . . . . . . . . . .     (11,922)         (4,401)
    Cash and cash equivalents at beginning of period  . . . . . . . . . .      16,045          19,486
                                                                             --------       ---------
    Cash and cash equivalents at end of period  . . . . . . . . . . . . .    $  4,123       $  15,085
                                                                             ========       =========
Supplemental disclosure of cash flow information:

Cash paid for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      5       $      15
                                                                             ========       =========
    Income taxes:
    U. S.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   --         $     150
    Foreign   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,060           3,047
                                                                             --------       ---------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  3,060       $   3,197
                                                                             ========       =========





          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)



Supplemental disclosure of non-cash investing and financing activities:

     In connection with the Company's Employees 401k Savings Plan, the Company contributed to the plan 4,405 and 3,779 treasury shares on March 31, 1994 and June 30, 1994 with market values of approximately $30,000 and $28,000, respectively.





         See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                  (UNAUDITED)



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

     Effective the second quarter of 1994, the Company changed its method of accounting for natural gas revenues from the sales method, whereby the Company recorded natural gas revenues based on the amount of gas sold, to the entitlements method. Under the entitlements method, the Company records natural gas revenues based upon the Company's entitled share of gas production. The Company believes that the entitlement method will provide a more meaningful presentation of the Company's financial position and will produce a better matching of current revenues and costs. For all periods presented, the Company had no material gas imbalances, therefore the effect of the change in accounting method on income for the current period is immaterial. In addition, the Company estimates that this accounting change would have had no material impact on net income reported in previous periods.

     Certain reclassifications have been made to the 1993 financial statements to conform to the presentation used in 1994.

     The results of operations for the above periods are not necessarily indicative of the results to be expected for the full year.

(2)  Investments

     The Company adopted the provisions of Statement 115 at January 1, 1994. Under Statement 115, the Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. Any securities not classified as trading or held-to- maturity are classified as available-for-sale.

     The Company has no held-to-maturity or available for sale securities. Trading securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned.

     Marketable investment securities at December 31, 1993 and June 30, 1994 consist of certificates of deposit and U.S. government and corporate debt securities (included in short-term liquid investments), and equity securities (included in current investments). During the six month period ending June 30, 1994, the Company recorded $337,000 of unrealized losses resulting from changes in the differences between cost and market value of short-term liquid investments and current investments.

     Short-term liquid investments at December 31, 1993 are carried at cost which approximates fair value. Current investments at December 31, 1993 are carried at the lower of aggregate cost ($1.7 million) or market value ($1.9 million).

Investment in Russian joint venture

     In 1990, the company formed Texneft Inc. ("Texneft") to participate in a joint venture in Russia with Tatneft, a Russian oil production amalgamation which operates the oil fields of Tatarstan, Russia. Texneft, an 80% owned subsidiary, has a 50% interest in the joint venture, Tatex. An agreement between the minority shareholders of Texneft and the Company requires the Company to advance to Texneft sufficient cash to fund its administrative expenses and its contributions to Tatex. In turn, Texneft will make no distributions to its shareholders until the Company has been repaid a sum equal to the total of its advances to Texneft. As of December 31, 1993 and June 30, 1994, the Company's outstanding advances totaled $11.7 million and $16 million, respectively.

     The impact that the Russian joint venture has had on the Company's financial statements for the six month periods ending June 30, 1993 and 1994 is summarized in thousands in the following table. The revenue and expense information presented is the Company's pro-rata share (80%) of Texneft's consolidated financial statements, which include 50% of Tatex activities.

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                             -----------------------
                                                                              1994             1993
                                                                             -------          ------
 Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $3,836            $448

 Expenses
     Operating and administrative  . . . . . . . . . . . . . . . .             2,692           1,152
     Export taxes  . . . . . . . . . . . . . . . . . . . . . . . .             1,348             304
                                                                             -------          ------
         Total expenses  . . . . . . . . . . . . . . . . . . . . .             4,040           1,456
                                                                             -------          ------

 Loss before U. S. income tax  . . . . . . . . . . . . . . . . . .              (204)         (1,008)

 Advances from Company, net  . . . . . . . . . . . . . . . . . . .             4,311            (637)
                                                                             -------          ------

 Net increase (decrease) in equity investment  . . . . . . . . . .             4,107          (1,645)

 Investment at beginning of period . . . . . . . . . . . . . . . .             8,783           6,319
                                                                             -------          ------

 Investment at end of period . . . . . . . . . . . . . . . . . . .           $12,890          $4,674
                                                                             =======          ======


(3)  Redeemable Bearer Shares

     In August 1993, the Company received $19.2 million from the Hambros Channel Islands Trust Corporation Limited ("Trust"), in the form of an interest-free loan. The loan is repayable on demand only to the extent necessary to redeem bearer share warrants presented for exchange until July 2008. Each bearer share warrant presented during this period will be redeemed for $6.66. As of June 30, 1994, there were 2,748,022 outstanding bearer share warrants. The loan is secured by a letter of credit from a bank. The letter of credit is secured by certain of the Company's short-term liquid investments. During 1994 and 1993 there were no drawings under the letter of credit. In July 2008, the obligation of the Company to holders of bearer share warrants will cease, the interest-free loan will terminate, and any remaining cash will revert to the Company and will be accounted for as an increase to capital in excess of par value.

(4)  Shareholders' Equity

     On May 31, 1994 the Company purchased in a private transaction 705,196 shares of its common stock from Noel Group Inc. ("Noel"). The purchase price was $7.50 per share or approximately $5.3 million. In connection with the repurchase of the shares, two of the four representatives of Noel on the Company's Board of Directors, Gilbert H. Lamphere and Donald T. Pascal, resigned from the Company's Board of Directors.

(5)  Earnings per Share

     Earnings per share is computed based upon the weighted average common shares outstanding, determined on a monthly basis. Unexercised stock options do not have a dilutive effect on the reported earnings per common share. Fully diluted earnings per share for the three and six months ended June 30, 1993 were calculated assuming conversion of Prudential's Preferred Stock into Company common stock effective January 1, 1993.

(6)  Subsequent Events

     The Company has entered into an agreement to sell its Oak Hill properties located in Gregg and Rusk counties Texas. The selling price is $6.6 million cash which approximates the net book value of these properties. The agreement is subject to certain terms and conditions, one of which is the negotiation of a gas transportation agreement between the purchaser and USAgas, the Company's wholly owned subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The Company recorded a net loss of $2.3 million ($.08 per share) for the first six months of 1994, as compared to net income of $2.5 million ($.09 per share) for the same period in 1993. The 1994 results include dry hole expenses of $4.9 million ($.16 per share), while 1993 results include $1.8 million ($.07 per share) of similar expenses. The 1993 results also include a gain of $1.8 million ($.07 per share) on asset sales, while 1994 results include a gain of $0.4 million ($.01 per share) from similar transactions.

     During the second quarter of 1993, the Company recorded a $1.3 million liquidating distribution from Investment Properties International, Limited ("IPI"). No such distribution was recorded during the six month period ended June 30, 1994.

Results of Operations - Six Months Ended June 30, 1994 and 1993

Oil and Gas Revenues are summarized for the six months ended June 30, 1994 and 1993 in the following table:

                                 Revenues                        Price                     Volumes
                         ------------------------        ---------------------     -----------------------
                           1994            1993           1994           1993        1994           1993
                         --------         -------        -------       -------     --------       --------
                          (thousands of dollars)
 United States
   Oil   . . . . . . .    $ 1,544         $ 2,660        $ 14.75       $ 18.37     105 Mbls       145 Mbls
   Gas   . . . . . . .    $ 7,946         $ 7,327        $  2.02       $  2.14     3.9 Bcf        3.4 Bcf

 Indonesia
   Oil   . . . . . . .    $   280         $   428            n/a           n/a          n/a            n/a
   Gas   . . . . . . .    $ 5,185         $ 5,077            n/a           n/a          n/a            n/a

 Argentina
   Oil   . . . . . . .    $   -           $   169        $   -         $ 17.64         -           10 Mbls


     United States oil sales volumes decreased 40 Mbls (28%), principally due to the disposition of certain domestic producing properties during 1993. United States gas sales volumes increased 0.5 Bcf (15%), primarily due to increased production from the Company's Taylor Lake field.

     The average sales price per Mcf in 1993 included pricing dispute settlement proceeds of approximately $577,000. The 1993 gas price excluding these settlements would have been $1.97. There were no price settlements included during the same period in 1994.

     Indonesian liquefied natural gas (LNG) liftings for the six months ended June 30, 1994 totalled 211 as compared to 179 for the same period in 1993. The Company has not been advised as to changes in any additional factors (i.e. prices or oil and gas production) which would affect Indonesian oil and gas revenues.

     The Company sold, pending formal Argentinean governmental approval, its working interest in its Argentinean properties during 1993.

Pipeline Operations contributed $9.3 million to consolidated revenues and incurred $8.9 million in pipeline operating expenses, exclusive of depreciation, for the six months ended June 30, 1994 as compared to $16.3 million and $15.6 million, respectively, for the same period in 1993. The primary reason for the decrease in revenues and expenditures in 1994 as compared to 1993 was a decrease in marketing activities for working interest partners at the Taylor Lake field. In addition, the Company has temporarily shut down operations of the nitrogen rejection unit at its McLeod plant because of insufficient quantities of nitrogen laden natural gas. The Company is not certain when or if sufficient quantities of nitrogen laden natural gas will be available to resume operating this unit. The pipeline segment generated a net loss from operations before taxes of approximately $0.4 million for the six months ended June 30, 1994 as compared to a loss of $0.2 million for the same period in 1993.

Expenses decreased to $24.8 million for the six months ended June 30, 1994 as compared to $29.2 million for the same period in 1993. This 15% decrease is primarily due to decreases in pipeline and depletion expenses of $6.7 million and $1.1 million, respectively. The decrease in depletion expense in 1994 is primarily the result of additions to the Company's oil and gas reserve base during the last half of 1993 which results in lower depletion rates for subsequent periods.

The decreases in pipeline and depletion expenses were partially offset by an increase in exploration expenditures of $3.9 million. This increase reflects the Company's expanded Gulf Coast exploration activities and is primarily the result of increases of $3.1 million and $0.5 million in dry hole costs and geological and geophysical expenses, respectively.

Other Income decreased approximately $1.9 million for the six months ended June 30, 1994 compared to the same period in 1993. This decrease is primarily the result of decreases in gains from asset sales and the 1993 IPI distribution.

Results of Operations  Three Months Ended June 30, 1994 and 1993

Oil and Gas Revenues are summarized for the three months ended June 30, 1994 and 1993 in the following table:

                                  Revenues                     Price                    Volumes
                           ---------------------       --------------------      ----------------------
                            1994          1993          1994         1993         1994          1993
                           -------       -------       -------      -------      -------       --------
                           (thousands of dollars)
United States
  Oil   . . . . . .        $   872       $ 1,247       $ 16.59      $ 18.40       53Mbls        68 Mbls
  Gas   . . . . . .        $ 3,631       $ 4,134       $  1.92      $  2.38      1.9Bcf        1.7 Bcf

Indonesia
  Oil   . . . . . .        $   126       $   242           n/a          n/a          n/a            n/a
  Gas   . . . . . .        $ 2,060       $ 1,985           n/a          n/a          n/a            n/a

Argentina
  Oil   . . . . . .            -         $    72           -        $ 17.48          -           4 Mbls


     United States oil sales volumes decreased 15 Mbls barrels (22%), principally due to the disposition of certain domestic producing properties during 1993. United States gas sales volumes increased 0.2 Bcf (12%), primarily due to increased production from the Company's Taylor Lake field.

     The average sales price per Mcf in 1993 included pricing dispute settlement proceeds of approximately $577,000. The 1993 gas price excluding these settlements would have been $2.05 per Mcf. There were no price settlements included during the same period of 1994.

     Indonesian LNG liftings for the three months ended June 30, 1994 totalled 93 as compared to 75 for the same period in 1993. The Company has not been advised as to changes in any additional factors (i.e. prices or oil and gas production) which would affect Indonesian oil and gas revenues.

Expenses decreased to $14.5 million for the three months ended June 30, 1994 as compared to $16.7 million for the same period in 1993. This decrease is primarily due to a $5.3 million and a $0.5 million decrease in pipeline and depletion expenses, respectively. These previously discussed decreases were partially offset by an increase in exploration expenses of $4.1 million. This increase in exploration expenses reflects the Company's expanded Gulf Coast exploration activities and is primarily the result of increases in dry hole costs and geological and geophysical expenses of $3.6 million and $0.4 million, respectively.

Other Income decreased approximately $0.7 million for the three months ended June 30, 1994 compared to the same period in 1993. The IPI distribution which was recorded in the second quarter of 1993 was the primary reason for the decrease.

Liquidity and Capital Resources

     Cash and cash equivalents decreased by $11.9 million during the first six months of 1994. This decrease was primarily due to the $5.3 million treasury stock purchase and increases in the Company's investment in its Russian and Ivory Coast joint ventures of $4.1 million and $1.9 million, respectively.

     Cash provided by operations for the six months ended June 30, 1994 was $13.1 million compared to $5.4 million for the same period in 1993. The Company expended approximately $16.4 million for additions to properties and equipment in the first six months of 1994 compared to $5.7 million for the same period in 1993. Working capital for the first six months of 1994 decreased by $18.4 million. This decrease was primarily the result of decreases in cash and cash equivalents and short-term liquid investments of $11.9 million and $4.3 million, respectively.

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

     The Russian and the Ivory Coast joint ventures are currently the primary focus of the Company's international operations. As of June 30, 1994, the Company's total cash investments in the Russian and the Ivory Coast joint ventures were approximately $16 million and $5.8 million, respectively.

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

     During 1993, the Panthere #1 well was drilled in the Remaining Area to a total depth of 10,575 feet and tested gas and condensate at the rate of 34.8 Mmcf per day plus 675 Bbls per day on a 56/64 inch choke with a flowing tubing pressure of 1,909 pounds per square inch from 66 feet of perforations between 9,316 and 9,382 feet. The well was drilled in 264 feet of water and a production caisson was set over the well.

     During the first quarter of 1994, the Lion #1 well was drilled to test a separate structure in the Special Area. This well was directionally drilled to a total depth of 11,270 feet and encountered seven separate intervals totaling approximately 205 feet of net hydrocarbon pay. In total, the well flowed a combined 23,696 barrels of oil and condensate and 65 mmcf of gas per day. A production caisson was set adjacent to the Lion #1 well. Future plans include re-entry of the B1-8X well and the drilling of additional wells on this structure. The B1-8X well, in the Special Area, tested significant oil production from two of the intervals found in the Lion #1 before being abandoned by the previous operator.

     The joint venture has reached an agreement with the Ivory Coast government to sell natural gas produced from these areas to the government for its use in power generation. Plans are being finalized for the drilling of six additional delineation wells on the contract areas.

                          PART II.  OTHER INFORMATION


ITEM 1.   Legal Proceedings:

          None.

ITEM 2.   Changes in Securities:

          None.

ITEM 3.   Defaults upon Senior Securities:

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders:

          The Annual Meeting of Shareholders of Global Natural Resources Inc. was held on May 3, 1994 in Houston, Texas.

          Messrs James G. Niven and Sidney R. Petersen were elected to the Board of Directors of the Company. The directors whose terms of office continued after the meeting are William L. Bennett, John A. Brock, J. Charles Hollimon, Gilbert H. Lamphere, John E. McFarlane, Donald T. Pascal and Robert F. Vagt.

ITEM 5.   Other Information:

          On July 25, 1994 the Board of Directors of the Company elected Messrs Patrick L. Macdougall and Paul E. Carlton to fill the unexpired terms of former directors Messrs Gilbert H. Lamphere and Donald T. Pascal.

ITEM 6.   Exhibits and Reports on Form 8-K:

          (a) Exhibits

                   The following document is included as an Exhibit to this report.

                   18. Accountant's letter regarding change in accounting method.

          (b) Reports on Form 8-K

                   On June 3, 1994 a Form 8-K was filed with the Securities and Exchange Commission. This Form 8-K reported the repurchase of 705,196 shares of the Company's common stock from Noel
                   Group, Inc. at a purchase price of $7.50 per share.   In
                   connection with the repurchase of the shares, two of the four representatives of Noel on the Company's Board of Directors, Gilbert H. Lamphere and Donald T. Pascal, resigned from the Company's Board of Directors.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GLOBAL NATURAL RESOURCES INC.
                                            (Registrant)





Date:  August 9, 1994               By    /s/ ERIC LYNN HILL
                                          Eric Lynn Hill
                                          Senior Vice President-Finance and
                                          Administration and Secretary-Treasurer

                                EXHIBIT INDEX


Exhibit No.
- - -----------
    18.      Accountant's letter regarding change in accounting method.