Form 10-Q
period 1994-09-30
GLOBAL NATURAL RESOURCES INC /NJ/
filed 1994-11-14
CIK 733289

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             ____________________

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1994          Commission file number 1-8674



                         GLOBAL NATURAL RESOURCES INC.
             (Exact name of Registrant as specified in its charter)



            New Jersey                                 93-0835865
          (State or other                             (IRS Employer
           jurisdiction of                         Identification No.)
   incorporation or organization)

        5300 Memorial Drive                               77007
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


                     X     YES                       NO
                _________                 _________


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of November 1, 1994, 29,428,968 shares of common stock were outstanding.


===============================================================================

                               TABLE OF CONTENTS


                                                                                                           PAGE
                                                                                                           ----
PART I.       FINANCIAL INFORMATION

    Item 1.   Unaudited Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . .         1

              Consolidated Balance Sheets - September 30, 1994 and December 31, 1993  . . . . . . . .         1

              Consolidated Statements of Operations for the Three Months and the Nine Months
               Ended September 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . .         2

              Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1994
               and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3

              Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . .         5

    Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .         7

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


                        PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
          (Amounts in Thousands, Except Share and Per Share Amounts)
                                 (Unaudited)



                                     ASSETS
                                                                            September 30,    December 31,
                                                                                1994            1993
                                                                            ------------     ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .    $ 12,000        $ 16,045
  Short-term liquid investments . . . . . . . . . . . . . . . . . . . . . .      34,936          49,947
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,749          14,081
  Current investments . . . . . . . . . . . . . . . . . . . . . . . . . . .         832           1,663
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         928             891
                                                                               --------        --------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . .      57,445          82,627
                                                                               --------        --------

Properties and equipment, at cost:
  Oil and gas properties (successful efforts method)  . . . . . . . . . . .      95,101          91,036
  Pipeline facilities . . . . . . . . . . . . . . . . . . . . . . . . . . .      19,348          18,976
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,491          10,054
                                                                               --------        --------
                                                                                124,940         120,066
  Less: accumulated depletion, depreciation and amortization  . . . . . . .     (53,533)        (54,156)
                                                                               --------        --------
    Net properties and equipment  . . . . . . . . . . . . . . . . . . . . .      71,407          65,910
                                                                               --------        --------
Investment in Russian joint venture . . . . . . . . . . . . . . . . . . . .      13,888           8,783
Indonesian venture advances, net  . . . . . . . . . . . . . . . . . . . . .       2,589           3,099
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         216             284
                                                                               --------        --------
                                                                               $145,545        $160,703
                                                                               ========        ========


                                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  9,915        $ 14,319
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,176           6,248
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         804             785
                                                                               --------        --------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . .      15,895          21,352
                                                                               --------        --------

Deferred credits and other  . . . . . . . . . . . . . . . . . . . . . . . .         741             600
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . . . .          -               -
Redeemable bearer shares  . . . . . . . . . . . . . . . . . . . . . . . . .      17,667          18,375
Shareholders' equity:
  Common Stock; authorized 100,000,000 shares at $1.00 par value;
    issued and outstanding 33,332,287 in 1994 and 33,190,287 in 1993  . . .      33,332          33,190
  Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . .     138,331         137,648
  Retained deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (40,640)        (35,914)
                                                                               --------        --------
  Less: treasury stock; 3,903,319 shares in 1994 and 3,186,329 in 1993  . .     131,023         134,924
         Total shareholders' equity . . . . . . . . . . . . . . . . . . . .     (19,781)        (14,548)
                                                                               --------        --------
                                                                                111,242         120,376
                                                                               --------        --------
                                                                               $145,545        $160,703
                                                                               ========        ========



                 See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts in Thousands, Except Share and Per Share amounts)
                                  (UNAUDITED)




                                                           Three Months Ended             Nine Months Ended
                                                             September 30,                  September 30,
                                                           -------------------           -------------------
                                                           1994           1993           1994           1993
                                                           ----           ----           ----           ----
Revenues:
    Oil and gas   . . . . . . . . . . . . . . . .   $      8,119    $     7,643    $    23,074    $    23,304
    Pipeline  . . . . . . . . . . . . . . . . . .          5,124         10,932         14,379         27,185
    Other   . . . . . . . . . . . . . . . . . . .            210            166            718            566
                                                    ------------    -----------    -----------    -----------

                                                          13,453         18,741         38,171         51,055
                                                    ------------    -----------    -----------    -----------
Expenses:
    Production  . . . . . . . . . . . . . . . . .            754            933          2,416          2,898
    Exploration   . . . . . . . . . . . . . . . .          4,732          1,376         12,706          5,445
    Pipeline cost of sales  . . . . . . . . . . .          4,667         10,664         13,581         26,250
    Depletion, depreciation and amortization  . .          2,237          1,939          5,173          5,930
    Administrative  . . . . . . . . . . . . . . .          1,672          1,437          5,002          5,026
                                                    ------------    -----------    -----------    -----------
                                                          14,062         16,349         38,878         45,549
                                                    ------------    -----------    -----------    -----------
         Income (loss) from operations  . . . . .           (609)         2,392           (707)         5,506

Other income (expense):
    Distribution from IPI   . . . . . . . . . . .           --             --             --            1,267
    Interest income   . . . . . . . . . . . . . .            507            596          1,560          1,384
    Interest expense  . . . . . . . . . . . . . .            (17)           (22)           (56)           (73)
    Other   . . . . . . . . . . . . . . . . . . .           (561)           294           (717)         1,052
                                                    ------------    -----------    -----------    -----------
                                                             (71)           868            787          3,630
                                                    ------------    -----------    -----------    -----------
         Income (loss) before income tax expense            (680)         3,260             80          9,136

Income tax expense  . . . . . . . . . . . . . . .          1,735          1,648          4,806          5,027
                                                    ------------    -----------    -----------    -----------
    Net income (loss)   . . . . . . . . . . . . .   $     (2,415)   $     1,612    $    (4,726)   $     4,109
                                                    ============     ==========     ==========     ==========

Net income (loss) per share based on weighted
    average shares outstanding:
    Net income (loss) primary   . . . . . . . . .   $      (.08)    $      .05     $     (.16)    $      .15
                                                    ===========     ==========     ==========     ==========
    Net income (loss) assuming full dilution  . .   $      (.08)    $      .05     $     (.16)    $      .14
                                                    ===========     ==========     ==========     ==========
Weighted average common shares outstanding:

    Primary   . . . . . . . . . . . . . . . . . .     29,426,779     29,928,777     29,736,810     27,817,346
                                                    ============    ===========    ===========    ===========
    Assuming full dilution  . . . . . . . . . . .     29,426,779     29,928,777     29,736,810     29,874,272
                                                    ============    ===========    ===========    ===========




          See accompanying notes to consolidated financial statements.

                GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in Thousands)
                                  (Unaudited)

                                                                       Nine  Months Ended
                                                                          September 30,
                                                                     -----------------------
                                                                      1994            1993
                                                                     -------        --------
Cash Flow from Operating Activities:
  Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . .   $(4,726)       $  4,109
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depletion, deprecation and amortization  . . . . . . . . . . . .     5,173           5,930
  Leasehold impairments and dry hole expense . . . . . . . . . . .     9,181           3,513
  Unrealized loss on short-term liquid and current investments . .       431              -
  (Gain) loss on asset sales . . . . . . . . . . . . . . . . . . .        90          (1,751)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -              131
  Changes in:
    Accounts receivable  . . . . . . . . . . . . . . . . . . . . .     5,332          (1,590)
    Other current assets . . . . . . . . . . . . . . . . . . . . .       794           2,517
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .    (4,404)          1,597
    Accured liabilities  . . . . . . . . . . . . . . . . . . . . .    (1,072)             39
    Short-term liquid investments  . . . . . . . . . . . . . . . .    14,580              -
    Deferred credits . . . . . . . . . . . . . . . . . . . . . . .       141             (42)
                                                                     -------        --------
  Net cash provided by operating activities  . . . . . . . . . . .    25,520          14,453
                                                                     -------        --------
Cash Flows from Investing Activities:
  Additions to oil and gas properties  . . . . . . . . . . . . . .   (25,559)        (10,304)
  Additions to pipeline facilities and other properties
    and equipment  . . . . . . . . . . . . . . . . . . . . . . . .      (881)           (822)
  Decrease in other assets . . . . . . . . . . . . . . . . . . . .        -              123
  Purchases of short-term liquid investments . . . . . . . . . . .        -         (632,215)
  Maturities of short-term liquid investments  . . . . . . . . . .        -           11,849
  Proceeds from sales of short-term liquid investments . . . . . .        -          594,696
  Proceeds from asset sales  . . . . . . . . . . . . . . . . . . .     6,583           4,752
  Investment in Russian joint venture  . . . . . . . . . . . . . .    (5,105)         (2,913)
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       436              51
                                                                     -------        --------
  Net cash used in investing activities  . . . . . . . . . . . . .   (24,526)        (34,783)
                                                                     -------        --------

Cash Flows from Financing Activities:
  Proceeds from common stock issuance  . . . . . . . . . . . . . .       825             548
  Proceeds from redeemable bearer shares . . . . . . . . . . . . .        -           19,149
  Redemptions of bearer shares . . . . . . . . . . . . . . . . . .      (708)             -
  Acquisition of treasury stock  . . . . . . . . . . . . . . . . .    (5,289)             -
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       133             (89)
                                                                     -------        --------
  Net cash provided by (used in) financing activities  . . . . . .    (5,039)         19,608
                                                                     -------        --------

  Net decrease in cash and cash equivalents  . . . . . . . . . . .    (4,045)           (722)
  Cash and cash equivalents at beginning of period . . . . . . . .    16,045          19,486
                                                                     -------        --------
  Cash and cash equivalents at end of period . . . . . . . . . . .   $12,000        $ 18,764
                                                                     =======        ========

Supplemental disclosure of cash flow information:

  Cash paid for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     4        $     18
                                                                     =======        ========
    Income taxes:
    U.S. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    -         $    150
    Foreign  . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,782           4,609
                                                                     -------        --------
         Total . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 4,782        $  4,759
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

                GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (UNAUDITED)


Supplemental disclosure of non-cash investing and financing activities:

     In connection with the Company's Employees 401k Savings Plan, the Company contributed to the plan 11,572 treasury shares with a market value of approximately $82,500 during the nine months period ending September 30, 1994.





         See accompanying notes to consolidated financial statements.

                GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                 (UNAUDITED)



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

(2)  Investments

     The Company adopted the provisions of Statement 115 at January 1, 1994. Under Statement 115, the Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. Any securities not classified as trading or held-to-maturity are classified as available-for-sale.

     The Company has no held-to-maturity or available-for-sale securities. Trading securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned.

     Marketable investment securities at December 31, 1993 and September 30, 1994 consist of certificates of deposit and U.S. government and corporate debt securities (included in short-term liquid investments), and equity securities (included in current investments). During the nine month period ending September 30, 1994, the Company recorded approximately $431,000 of unrealized losses resulting from changes in the differences between cost and market value of short-term liquid investments and current investments.

     Short-term liquid investments at December 31, 1993 are carried at cost which approximates fair value. Current investments at December 31, 1993 are carried at the lower of aggregate cost ($1.7 million) or market value ($1.9 million).

Investment in Russian joint venture

     In 1990, the company formed Texneft Inc. ("Texneft") to participate in a joint venture in Russia with Tatneft, a Russian oil production amalgamation which operates the oil fields of Tatarstan, Russia. Texneft, an 80% owned subsidiary, has a 50% interest in the joint venture, Tatex. An agreement between the minority shareholders of Texneft and the Company requires the Company to advance to Texneft sufficient cash to fund its administrative expenses and its contributions to Tatex. In turn, Texneft will make no distributions to its shareholders until the Company has been repaid a sum equal to the total of its advances to Texneft. As of December 31, 1993 and September 30, 1994, the Company's outstanding advances totaled $11.7 million and $17.2 million, respectively.

     The impact that the Russian joint venture has had on the Company's financial statements for the nine month periods ending September 30, 1993 and 1994 is summarized in thousands in the following table. The revenue and expense information presented is the Company's pro-rata share (80%) of Texneft's consolidated financial statements, which include 50% of Tatex activities.

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                             --------------------
                                                                             1994            1993
                                                                             ----            ----
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 6,318         $ 2,597
                                                                            -------         -------
Expenses
    Operating and administrative  . . . . . . . . . . . . . . . .             4,512           2,354
    Export taxes  . . . . . . . . . . . . . . . . . . . . . . . .             2,155           1,005
                                                                            -------         -------
        Total expenses  . . . . . . . . . . . . . . . . . . . . .             6,667           3,359
                                                                            -------         -------
Loss before U. S. income tax  . . . . . . . . . . . . . . . . . .              (349)           (762)

Advances from Company, net  . . . . . . . . . . . . . . . . . . .             5,454           3,675
                                                                            -------         -------
Net increase in equity investment . . . . . . . . . . . . . . . .             5,105           2,913

Investment at beginning of period . . . . . . . . . . . . . . . .             8,783           6,319
                                                                            -------         -------
Investment at end of period . . . . . . . . . . . . . . . . . . .           $13,888          $9,232
                                                                            =======          ======

(3)    Redeemable Bearer Shares

   In August 1993, the Company received $19.2 million from the Hambros Channel Islands Trust Corporation Limited ("Trust"), in the form of an interest-free loan. The loan is repayable on demand only to the extent necessary to redeem bearer share warrants presented for exchange until July 2008. Each bearer share warrant presented during this period will be redeemed for $6.66. As of September 30, 1994, there were 2,715,462 outstanding bearer share warrants.
The loan is secured by a letter of credit from a bank. The letter of credit is secured by certain of the Company's short-term liquid investments. During 1994 and 1993 there were no drawings under the letter of credit. In July 2008, the obligation of the Company to holders of bearer share warrants will cease, the interest-free loan will terminate, and any remaining cash will revert to the Company and will be accounted for as an increase to capital in excess of par value.

(4)    Shareholders' Equity

   On May 31, 1994, the Company purchased in a private transaction 705,196 shares of its common stock from Noel Group Inc. ("Noel"). The purchase price was $7.50 per share or approximately $5.3 million. In connection with the repurchase of the shares, two of the four representatives of Noel on the Company's Board of Directors, Gilbert H. Lamphere and Donald T. Pascal, resigned from the Company's Board of Directors.

(5)    Earnings per Share

   Earnings per share is computed based upon the weighted average common shares outstanding, determined on a monthly basis. Unexercised stock options do not have a dilutive effect on the reported earnings per common share. Fully diluted earnings per share for the three and nine months ended September 30, 1993 were calculated assuming conversion of Prudential's Preferred Stock into Company common stock effective January 1, 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

   The Company recorded a net loss of $4.7 million ($.16 per share) for the first nine months of 1994, as compared to net income of $4.1 million ($.15 per share) for the same period in 1993. The 1994 results include dry hole expenses of $7.4 million, while 1993 results include $1.8 million of similar expenses. The 1993 results also include a gain of $1.8 million on asset sales, while 1994 results include a loss of $0.3 million from similar transactions.

   During the second quarter of 1993, the Company recorded a $1.3 million liquidating distribution from Investment Properties International, Limited ("IPI"). No such distribution was recorded during the nine month period ended September 30, 1994.

Results of Operations - Nine Months Ended September 30, 1994 and 1993

Oil and Gas Revenues are summarized for the nine months ended September 30, 1994 and 1993 in the following table:

                                   Revenues                       Price                        Volumes
                            -----------------------        ----------------------       -----------------------
                              1994           1993           1994           1993           1994           1993
                            --------       --------        -------        -------       --------       --------
                            (thousands of dollars)

 United States
   Oil   . . . . . . .      $  2,575       $  3,638        $ 15.53        $ 17.65       166 Mbls       206 Mbls
   Gas   . . . . . . .      $ 11,960       $ 11,145        $  1.93        $  2.13       6.2 Bcf        5.2 Bcf

 Indonesia
   Oil   . . . . . . .      $    559       $    657            n/a            n/a         n/a            n/a
   Gas   . . . . . . .      $  7,980       $  7,637            n/a            n/a         n/a            n/a

 Argentina
   Oil   . . . . . . .      $     -        $   227         $   -          $ 16.69          -           14 Mbls


    United States gas sales volumes increased 1 Bcf (19%), primarily due to increased production from the Company's Taylor Lake field and from High Island Block 23L which began initial production in August, 1994. United States oil sales volumes decreased 40 Mbls (19%), principally due to the disposition of certain domestic producing properties during 1993.

    The average sales price per Mcf in 1993 included pricing dispute settlement proceeds of approximately $0.7 million. The 1993 gas price excluding these settlements would have been $2.01 per Mcf. There were no price settlements included during the same period in 1994.

    Indonesian liquefied natural gas (LNG) liftings for the nine months ended September 30, 1994 totalled 317 as compared to 273 for the same period in 1993. The Company has not been advised as to changes in any additional factors (i.e. prices or oil and gas production) which would affect Indonesian oil and gas revenues.

    The Company sold its working interest in its Argentinean properties during 1993.

Pipeline Operations contributed $14.4 million to consolidated revenues and incurred $13.6 million in pipeline operating expenses, exclusive of depreciation, for the nine months ended September 30, 1994 as compared to $27.2 million and $26.3 million, respectively, for the same period in 1993. The primary reason for the decrease in revenues and expenditures in 1994 as compared to 1993 was a decrease in marketing activities for working interest partners at the Taylor Lake Field. In addition, the Company has temporarily shut down operations of the nitrogen rejection unit at its McLeod plant because of insufficient quantities of nitrogen laden natural gas. The Company is not certain when or if sufficient quantities of nitrogen laden natural gas will be available to resume operations. The pipeline segment generated a net loss from operations before taxes of approximately $0.3 million for the nine months ended September 30, 1994 as compared to a loss of $0.4 million for the same period in 1993.

Expenses decreased to $38.9 million for the nine months ended September 30, 1994 as compared to $45.5 million for the same period in 1993. This 14% decrease is primarily due to decreases in pipeline and depletion expenses of $12.7 million and $0.8 million, respectively. The decrease in depletion expense in 1994 is primarily the result of additions to the Company's oil and gas reserve base during the last half of 1993 which results in lower depletion rates for subsequent periods.

    The decreases in pipeline and depletion expenses were partially offset by an increase in exploration expenditures of $7.3 million. This increase reflects the Company's expanded Gulf Coast exploration activities and is primarily the result of increases of $5.6 million and $1.2 million in dry hole costs and geological and geophysical expenses, respectively.

Other Income decreased approximately $2.8 million for the nine months ended September 30, 1994 compared to the same period in 1993. This decrease is primarily the result of decreases in gains from asset sales and the 1993 IPI distribution.

Results of Operations -- Three Months Ended September 30, 1994 and 1993

Oil and Gas Revenues are summarized for the three months ended September 30, 1994 and 1993 in the following table:

                                Revenues                       Price                        Volumes
                         -----------------------         ----------------------        ----------------------
                           1994           1993            1994           1993           1994           1993
                         --------       --------         -------        -------        ------         -------
                         (thousands of dollars)
United States
  Oil   . . . . . .      $  1,031       $    977         $ 16.87        $ 15.95        61 Mbls        61 Mbls
  Gas   . . . . . .      $  4,014       $  3,819         $  1.76        $  2.12        2.3 Bcf        1.8 Bcf

Indonesia
  Oil   . . . . . .      $    279       $    230           n/a            n/a            n/a            n/a
  Gas   . . . . . .      $  2,795       $  2,559           n/a            n/a            n/a            n/a

Argentina
  Oil   . . . . . .      $    -         $     58         $    -         $ 14.42           -           4 Mbls


    United States gas sales volumes increased 0.5 Bcf (28%), primarily due to increased production from the Company's Taylor Lake field and from High Island Block 23L which began initial production in August, 1994.

    The average sales price per Mcf in 1993 included pricing dispute settlement proceeds of approximately $0.1 million. The 1993 gas price excluding these settlements would have been $2.07 per Mcf. There were no price settlements included during the same period of 1994.

    Indonesian LNG liftings for the three months ended September 30, 1994 totalled 106 as compared to 94 for the same period in 1993. The Company has not been advised as to changes in any additional factors (i.e. prices or oil and gas production) which would affect Indonesian oil and gas revenues.

Expenses decreased to $14.1 million for the three months ended September 30, 1994 as compared to $16.3 million for the same period in 1993. This decrease is primarily due to a $6 million decrease in pipeline expenses. This previously discussed decrease was partially offset by an increase in exploration expenses of $3.4 million. This increase in exploration expenses reflects the Company's expanded Gulf Coast exploration activities and is primarily the result of increases in dry hole costs and geological and geophysical expenses of $2.5 million and $0.7 million, respectively.

Other Income decreased approximately $0.9 million for the three months ended September 30, 1994 compared to the same period in 1993. This decrease is primarily the result of losses on the disposition of assets and unrealized losses in marketable securities of $0.3 million and $0.1 million, respectively.

Liquidity and Capital Resources

    Cash and cash equivalents decreased by $4 million during the first nine months of 1994. This decrease was primarily due to the $5.3 million treasury stock purchase and increases in the Company's investment in its Russian and Ivory Coast activities of $5.1 million and $2.7 million, respectively. These decreases were partially offset by the $6.3 million proceeds from the Company's sale of the Oak Hill properties.

    Cash provided by operations for the nine months ended September 30, 1994 was $25.5 million compared to $14.5 million for the same period in 1993. The Company expended approximately $26.4 million for additions to properties and equipment in the first nine months of 1994 compared to $11.1 million for the same period in 1993. Working capital for the first nine months of 1994 decreased by $19.7 million. This decrease was primarily the result of decreases in cash and cash equivalents and short-term liquid investments of $4 million and $15 million, respectively.

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

    The Russian and the Ivory Coast activities are currently the primary focus of the Company's international operations. As of September 30, 1994, the Company's net investments in these activities were approximately $13.9 million and $6.5 million, respectively.

    The Russian joint venture currently includes three projects in various stages of operation: 1) vapor recovery, 2) the drilling, development and operation of the Onbysk field, and 3) a well stimulation program in and adjacent to the sizable Romashkino field. A fourth project, the development of undeveloped reserves underlying urban areas within the Romashkino field, has been agreed to in principle. The execution of final documents has been deferred pending further action with respect to the export tax.

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

    The joint venture has signed a definitive long-term contract with the Ivory Coast government to sell natural gas produced from these areas to the government for its use in power generation. In addition, the government has formally approved the development plan for Block CI-11. The plan includes the drilling of six additional delineation wells on the contract areas and the construction of processing facilities and the laying of oil and gas pipelines. Development drilling is expected to resume in November, 1994.

    In addition, the Company has a 25% working interest in the Qarun concession located southwest of Cairo Egypt. The first exploratory well the El Sagha #1A has provided encouraging preliminary indications. Based on an intermediate logging run, certain zones of the well are targeted for production testing. Results of testing are not expected until late 1994.

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

                   27. Financial Data Schedule for the quarter ended September 30, 1994.

          (b) Reports on Form 8-K

                   None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GLOBAL NATURAL RESOURCES INC.
                                           ----------------------------
                                                    (Registrant)





Date:  November 11, 1994                   By    /s/ Eric Lynn Hill
                                              __________________________
                                                 Eric Lynn Hill
                                           Senior Vice President-Finance and
                                                Administration and
                                                Secretary-Treasurer

                                 EXHIBIT INDEX



Exhibit No.

27.  Financial Data Schedule for the quarter ended September 30, 1994