Form 10-K405
GLOBAL NATURAL RESOURCES INC /NJ/
filed 1995-03-29
CIK 733289

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1994

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                        Commission file number 1-8674

                        GLOBAL NATURAL RESOURCES INC.
            (Exact name of Registrant as specified in its charter)

               NEW JERSEY                              93-0835865
     (State or other jurisdiction of                  (IRS Employer
    incorporation or organization)                  Identification No.)

      5300 MEMORIAL DRIVE, SUITE 800                   77007-8295
             HOUSTON, TEXAS                            (Zip Code)
     (Address of principal executive
                offices)

                REGISTRANT'S TELEPHONE NUMBER: (713) 880-5464

                             --------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                               NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                        ON WHICH REGISTERED
     -------------------                       ---------------------
 Common Stock, $1.00 par value                New York Stock Exchange

                             --------------------

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   X      YES                       NO
               ---------                 ---------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [X]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant. (Computed by reference to the closing New York Stock Exchange ("NYSE") price on March 1, 1995): $217,099,645.

      As of March 1, 1995,  29,437,240 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive Proxy Statement dated April 3, 1995 for the Annual Stockholders' Meeting to be held May 9, 1995, are incorporated by reference into Part III.

================================================================================

                               TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
Part I.   Items 1
           and 2.   Business and Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1
                    The Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1
                    Oil and Gas Reserves  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2
                    Oil and Gas Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4
                           United States  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4
                             General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4
                             Exploration and Development Activities and Producing Wells . . . . . .        5
                             Producing and Marketing Activities . . . . . . . . . . . . . . . . . .        6
                             Acreage  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7
                           Russia . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8
                             General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8
                             Exploration and Development Activities and Producing Wells . . . . . .       10
                             Certain Risks Applicable to Operations in Russia . . . . . . . . . . .       11
                           Indonesia  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12
                             General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12
                             Producing and Marketing Activities . . . . . . . . . . . . . . . . . .       13
                             Exploration Activities . . . . . . . . . . . . . . . . . . . . . . . .       14
                             Certain Risks Applicable to Operations in Indonesia  . . . . . . . . .       14
                           Ivory Coast  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15
                             General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15
                             Exploration Activities . . . . . . . . . . . . . . . . . . . . . . . .       15
                             Production Sharing Contract  . . . . . . . . . . . . . . . . . . . . .       16
                             Reserves . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17
                             Certain Risks Applicable to Operations in Ivory Coast  . . . . . . . .       17
                           Malaysia . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17
                             General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17
                             Certain Risks Applicable to Operations in Malaysia . . . . . . . . . .       17
                           Egypt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18
                             General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18
                             Qarun Concession Agreement . . . . . . . . . . . . . . . . . . . . . .       18
                             Reserves . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19
                             Certain Risks Applicable to Operations in Egypt  . . . . . . . . . . .       19
                           Turkey . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19
                             General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19
                             Certain Risks Applicable to Operations in Turkey . . . . . . . . . . .       20
                           Argentina  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20
                             General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20
                             Certain Risks Applicable to Operations in Argentina  . . . . . . . . .       20
                    Pipeline Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20
                             General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20
                             Natural Gas Marketing  . . . . . . . . . . . . . . . . . . . . . . . .       20
                             Natural Gas Supply . . . . . . . . . . . . . . . . . . . . . . . . . .       21
                             Natural Gas Pipeline Operations  . . . . . . . . . . . . . . . . . . .       21
                             Natural Gas Processing . . . . . . . . . . . . . . . . . . . . . . . .       21
                             Natural Gas Treating . . . . . . . . . . . . . . . . . . . . . . . . .       21
                             Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21
                    Other Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21
                             Investment Properties International Limited  . . . . . . . . . . . . .       21
                             Arctic Islands Interest  . . . . . . . . . . . . . . . . . . . . . . .       22
                             North Cook Inlet . . . . . . . . . . . . . . . . . . . . . . . . . . .       22
                             Foreign Acreage  . . . . . . . . . . . . . . . . . . . . . . . . . . .       22
                    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23
                             Regulatory Matters . . . . . . . . . . . . . . . . . . . . . . . . . .       23
                             Additional Factors Affecting the Business  . . . . . . . . . . . . . .       26
                             Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26

                                       i

          Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       27

          Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . .       27

Part II.  Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters . . . . .       28

          Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28
                      Five Year Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28
                      Interim Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . .       29

          Item 7.   Management's Discussion and Analysis of Financial Condition and Results
                      of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29
                           Introduction . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29
                           Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .       30
                             Oil and Gas  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30
                             Pipeline Operations  . . . . . . . . . . . . . . . . . . . . . . . . .       31
                             Russian Operations . . . . . . . . . . . . . . . . . . . . . . . . . .       32
                           Liquidity and Capital Resources  . . . . . . . . . . . . . . . . . . . .       33

          Item 8.   Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . .       35

          Item 9.   Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       62

Part III. Item 10.  Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . .       62

          Item 11.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       62

          Item 12.  Security Ownership of Certain Beneficial Owners and Management  . . . . . . . .       62

          Item 13.  Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . .       62

Part IV.  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . .       63

          Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       64


                                    PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

                                  THE COMPANY

     Global Natural Resources Inc., its predecessor, and their respective subsidiaries are hereinafter referred to collectively as the "Company." The Company was incorporated in New Jersey in 1983 and is the successor to Global Natural Resources PLC, a company organized in 1970 under the laws of the United Kingdom. The Company is an independent producer of oil and natural gas and has operations in the United States, Tatarstan - Russia, Indonesia, Ivory Coast, Egypt, and Malaysia. The principal executive offices of the Company are located at 5300 Memorial Drive, Suite 800, Houston, Texas 77007-8295.

     In 1992, the Company adopted a two-fold strategy to direct internally generated cash at growing the Company's base domestic assets, while directing the balance sheet cash primarily towards international opportunities. The primary objective is to generate significant growth in assets by means of exploratory drilling, both domestically and internationally.

     The Company's principal domestic activities during 1994 were concentrated in the Texas gulf coast and offshore Gulf of Mexico. During 1994, the Company significantly expanded its seismic data base, from which it will identify opportunities of suitable reserve potential and geologic risk. Three of the nine exploratory wells completed in 1994 were developed and operated by the Company. In addition, the Company will continue evaluating farm-out opportunities from others.

     The Company's Russian activities began in 1990 and are conducted through its 90% owned subsidiary, Texneft Inc. ("Texneft"), which has a 50% interest in a joint venture ("Tatex") in Tatarstan, a republic which is part of the Russian Federation. Texneft's 50% partner in the joint venture is Tatneft, the state enterprise which operates the oil fields of Tatarstan. Joint venture activities currently include two projects: 1) vapor recovery and 2) the development and operation of the Onbysk field.

     In Indonesia, the Company has a 1.714% interest in a joint venture for the exploration, development and production of oil and gas in East Kalimantan, Indonesia, under a production sharing contract ("PSC") with Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, the state petroleum enterprise of Indonesia ("Pertamina").

     In February 1993, the Company acquired an interest in 335,320 gross acres in Block CI-11 offshore Ivory Coast, West Africa. The Company acquired a 10% working interest in an area referred to as the "Special Area" and 16% working interest in an area referred to as the "Remaining Area." The Company has drilled two discoveries on this block and is proceeding with development plans which include first oil production in the second quarter of 1995 and initial gas production in the third quarter of 1995. In addition, the Company and its working interest partners have signed an agreement with the government of the Ivory Coast which provides the option to enter into a production sharing contract on Block CI-12 which lies immediately adjacent to the east of CI-11.

     In August 1994, the Company acquired a 25% working interest in the 1.9 million acre Qarun block located in the western desert of Egypt. During 1994, the Company drilled two discoveries on this block. In September 1992, the Company acquired a 10% net working interest in the SB-4 contract area offshore Sabah, Malaysia covering 1,556,100 acres. In 1993, the Company exercised its option and increased its net working interest to 15% in the contract area.

     USAgas Pipeline, Inc. ("USAgas") is engaged in the operation and development of natural gas gathering and transmission systems, natural gas processing and treating plants, and the marketing and transportation of natural gas for the Company and its joint interest partners.

     For financial information relating to industry segments, see Note 9 of Notes to Consolidated Financial Statements included herein.

                             OIL AND GAS RESERVES*

        The Company's net quantities of proved oil and natural gas reserves, the estimated future net revenues based upon year-end prices held constant for life and the present value of estimated future net revenues of oil and gas reserves calculated at a 10% discount rate for the three years ended December 31, 1994 are presented in the table below. See "Supplementary Tables on Reserve Data and Oil and Gas Operations" included in Item 8 herein.

                                                                                  December 31,
                                                                     ----------------------------------------
                                                                      1994            1993            1992
                                                                     --------        ---------       --------
UNITED STATES
Natural gas (Mmcf)  . . . . . . . . . . . . . . . . . . . . . .         59,498          63,981         42,094
Oil and condensate (MBbl) . . . . . . . . . . . . . . . . . . .          2,173           1,459            939
Future net revenues before tax (thousands)  . . . . . . . . . .        $85,396        $108,418        $68,484
Present value of future net revenues before tax (thousands) . .        $61,090         $73,027        $41,975
Present value of future net revenues after tax (thousands)  . .        $59,990         $68,227        $41,975

INDONESIA(1)
Natural gas (Mmcf)  . . . . . . . . . . . . . . . . . . . . . .         79,990          79,706         76,081
Oil and condensate (MBbl) . . . . . . . . . . . . . . . . . . .          1,066           1,005            837
Future net revenues before tax (thousands)  . . . . . . . . . .       $131,838        $110,900       $152,292
Present value of future net revenues before tax (thousands) . .        $67,369         $55,783        $78,294
Present value of future net revenues after tax (thousands)  . .        $34,223         $28,150        $38,607

RUSSIA(2)
Natural gas (Mmcf)  . . . . . . . . . . . . . . . . . . . . . .          --              --             --
Oil and condensate (MBbl) . . . . . . . . . . . . . . . . . . .         11,841           5,838          3,906
Future net revenues before tax (thousands)  . . . . . . . . . .        $70,191         $27,839        $32,953
Present value of future net revenues before tax (thousands) . .        $39,774         $14,265        $13,903
Present value of future net revenues after tax (thousands)  . .        $27,728         $10,260        $ 9,776

IVORY COAST
Natural gas (Mmcf)  . . . . . . . . . . . . . . . . . . . . . .         18,432              --             --
Oil and condensate (MBbl) . . . . . . . . . . . . . . . . . . .          2,210              --             --
Future net revenues before tax (thousands)  . . . . . . . . . .        $28,853          $   --        $    --
Present value of future net revenues before tax (thousands) . .        $13,778          $   --        $    --
Present value of future net revenues after tax (thousands)  . .        $ 9,441          $   --        $    --

EGYPT
Natural gas (Mmcf)  . . . . . . . . . . . . . . . . . . . . . .             --              --             --
Oil and condensate (MBbl) . . . . . . . . . . . . . . . . . . .          3,520              --             --
Future net revenues before tax (thousands)  . . . . . . . . . .        $26,250          $   --        $    --
Present value of future net revenues before tax (thousands) . .        $14,357          $   --        $    --
Present value of future net revenues after tax (thousands)  . .        $ 8,152          $   --        $    --

OTHER INTERNATIONAL(3)
Natural gas (Mmcf)  . . . . . . . . . . . . . . . . . . . . . .             --              --            239
Oil and condensate (MBbl) . . . . . . . . . . . . . . . . . . .             --              --            148
Future net revenues before tax (thousands)  . . . . . . . . . .         $   --          $   --        $ 1,995
Present value of future net revenues before tax (thousands) . .         $   --          $   --        $ 1,153
Present value of future net revenues after tax (thousands)  . .         $   --          $   --        $ 1,153

TOTALS
Natural gas (Mmcf)  . . . . . . . . . . . . . . . . . . . . . .        157,920         143,687        118,414
Oil and condensate (MBbl) . . . . . . . . . . . . . . . . . . .         20,810           8,302          5,830
Future net revenues before tax (thousands)  . . . . . . . . . .       $342,528        $247,157       $255,724
Present value of future net revenues before tax (thousands) . .       $196,368        $143,075       $135,325
Present value of future net revenues after tax (thousands)  . .       $139,534        $106,637        $91,511
------------------
                                                                                 (Footnotes on following page)

* Quantities of gas are expressed throughout as "Mcf" or "Mmcf" or "Bcf" meaning one thousand, one million or one billion cubic feet, respectively. Quantities of oil are expressed as "Bbl" or "MBbl" meaning barrel or one thousand barrels.

(1) The Indonesian Joint Venture ("IJV") has no ownership in the underlying oil and gas reserves. The Company's reserve estimates in Indonesia have been obtained by the Company from a public source which, although not independently verified, the Company believes to be reliable. All Indonesian Mmcf amounts are for dry gas.

(2) The Russian reserves are associated with two projects operated by the Company's Russian Joint Venture, Tatex. These projects are vapor recovery and Onbysk field development. The vapor recovery reserves are derived from recovered stock tank vapors which are exchanged for export grade crude oil and sold on the international market. Tatex has no ownership in the underlying oil reserves which are initially placed in the stock tanks. The Company's share of the Onbysk field anticipated recoverable reserves are computed net of the "Base Oil" future production which is retained by an affiliate of Tatneft under the terms of the field lease agreement.
     Base Oil attributable to the Onbysk field amounts to 2.8 million barrels over the remaining eighteen year term of the field lease. Production costs associated with Base Oil volumes are paid to the joint venture by Tatneft affiliates. On March 3, 1995, the Company was notified that Tatex had received an exemption from paying export tax on crude oil sold outside of Russia. The exemption received was for one year and was effective January 1, 1995. The exemption which is subject to an annual review by the government and contingent upon its approval, can be renewed for two additional years. The Company believes its exemption will be renewed for two more years.

(3)  Includes Canadian and Argentinean reserves which were sold during 1993.

     At December 31, 1994, 1993 and 1992, the Company's gross oil and gas reserve estimates for properties located in the United States, Russia and Argentina were prepared by Ryder Scott Company Petroleum Engineers. At December 31, 1994, Ivory Coast and Egypt gross oil and gas reserve estimates were prepared by Netherland, Sewell & Associates, Inc. At December 31, 1992, Canadian gross oil and gas reserve estimates were reviewed by Coles Gilbert Associates, Ltd. Indonesian reserves are based on information obtained by the Company from public sources.

     Domestic reserve volumes remained flat in 1994 in comparison with 1993 because 1994 discoveries, positive revisions to previous reserve estimates and purchases of reserves offset 1994 production and sales of reserves. Future net revenues before taxes decreased from 1993 to 1994 primarily due to the decrease in year-end 1994 natural gas prices.

     Russian reserve volumes increased in 1994 in comparison with 1993 due primarily to the reclassification of additional undeveloped reserves in the Onbysk Field as proved undeveloped which were previously considered uneconomic as a result of the lower crude oil price prevailing at year-end 1993. Significant increases also resulted from upward revisions of previous estimates and the purchase of a minority interest holder's stock. The increase in future net revenues from Russian properties in 1994 compared with 1993 corresponds to the combined effects of improved year end oil prices and reserve additions.

     Indonesian reserve volumes increased slightly during 1994 in comparison with 1993 due primarily to 1994 revisions to previous estimates being some what greater than 1994 production. The increase in Indonesian future net revenues before tax in 1994 compared to 1993 was $20.9 million. This increase was primarily the result of an increase in year-end gas prices from approximately $2.28 per MMBTU in 1993 to $2.50 per MMBTU in 1994.

     Domestic reserve volumes and related present value of future net revenues increased in 1993 in comparison with 1992 due primarily to 1993 discoveries and positive revisions to previous reserve estimates. During 1993, domestic oil and gas reserves increased by 40% and 51%, respectively. The 1993 drilling program replaced 253% of 1993 oil production and 323% of 1993 gas production. Included in the 1993 drilling program were significant discoveries in five exploratory blocks offshore Texas and Louisiana and one new field adjacent to the Company operated onshore Taylor Lake field. The Company drilled 3.1 net wells in 1993 compared to 2.0 net wells in 1992.

     The remaining increase in 1993 domestic volumes over those of 1992 is attributable to revisions to prior year reserve estimates. In addition to the above mentioned drilling programs, reserve revisions represent 57% of oil produced and 94% of gas produced during 1993. The most significant oil and gas revisions are associated with the Company's Taylor Lake field. The increases to the Taylor Lake field were primarily the result of well performance and improved geologic control from additional 1993 drilling activity. Other significant gas revisions are associated with the Company's San Juan and Oak Hill fields.

     Russian reserve volumes increased in 1993 in comparison with 1992 due primarily to the addition of reserves associated with the Onbysk field. The decrease in future net revenues from Russian properties in 1993 compared with 1992 is the result of declines in oil prices which were partially offset by reserve additions.

     The decrease in the present value of Indonesian future net revenues from 1993 compared to 1992 is primarily attributable to declines in gas prices which were partially offset by revisions in previous reserve estimates.

     Selected major areas in the United States in which the Company held an interest at December 31, 1994 are summarized in the table below:

                                                                    Total
                                                               Proved Reserves
                                                           -------------------------
      Major Area                                            Oil (MBbls)   Gas (MMCF)
      ----------                                           ------------   -----------

      Offshore Gulf Coast . . . . . . . . . . . . .            1,402          26,591
      San Juan Basin  . . . . . . . . . . . . . . .                4          15,274
      Taylor Lake . . . . . . . . . . . . . . . . .              129          10,978
      Royalties . . . . . . . . . . . . . . . . . .              159           3,672

     The above reserves account for 78% of the Company's United States oil reserves and 95% of the Company's United States gas reserves at December 31, 1994.

     Reserve estimates are based on many judgmental factors and may differ from the quantities of oil and gas ultimately recovered. The accuracy of reserve estimates depends on the quantity and quality of geological data, production performance data and reservoir engineering data as well as the skill and judgment of petroleum engineers in interpreting such data. Generally, reserve estimates based on volumetric analysis (as is the case with certain fields included in the above estimates) are less reliable than those based on lengthy production history. The process of estimating reserves involves continual revision of estimates (usually on an annual basis) based on additional information becoming available through drilling, testing, reservoir studies and acquiring historical pressure and production data and to reflect the impact of changes in oil and gas prices. In addition, the discounted present value of estimated future net revenues should not be construed as the fair market value of oil and gas producing properties. Revenue calculations are based on estimates by petroleum engineers as to the timing of oil and gas production, and there is no assurance the actual timing of production will conform to, or approximate, such estimates. Also, the estimates assume that prices will remain constant from the date of the engineer's estimates except for changes reflected under natural gas purchase contracts. There can be no assurance that actual future prices will not vary as industry conditions, governmental regulations and other factors affect the market price for oil and gas.

     The Company has not filed estimates of its net oil and gas reserves with any other federal agencies within the last year. Certain reserve information is provided to the Department of Energy each year. However, such reserve information is accumulated on a total operated and gross working interest basis and not on a Company net basis, as provided above.

     See Supplementary Tables on Reserve Data and Oil and Gas Operations following Notes to Consolidated Financial Statements for additional data relating to oil and gas producing activities in Item 8, herein.

                            OIL AND GAS OPERATIONS

UNITED STATES

GENERAL

     The Company conducts oil and gas exploration and development for its own interest or in conjunction with others. In this connection, the Company may develop its own prospects and "farm out" a portion of such prospects by assigning interests to third parties or "farm in" prospects by acquiring interests from third parties. Three of the nine exploratory wells completed
during 1994 were developed and operated by the Company.   In addition, the
Company has added significantly to its seismic database, from which it will identify suitable opportunities of reserve potential and geologic risk.

     In 1994, 1993 and 1992, revenues from domestic production accounted for approximately 40%, 27% and 34% of the Company's revenues, respectively. Domestic oil and gas operations reported income (loss) before income tax expense of $(11.8) million, $3.6 million and $(5.6) million in 1994, 1993 and 1992, respectively.

EXPLORATION AND DEVELOPMENT ACTIVITIES AND PRODUCING WELLS

     The Company expended approximately $34.6 million, $14 million and $5.4 million in 1994, 1993 and 1992, respectively, for domestic oil and gas exploration and development. In 1994, the Company's activities were principally in the offshore Gulf of Mexico and Gulf Coast areas.

     The Company's 1995 domestic budget is approximately $15.3 million, of which approximately $8.8 million is intended for exploration activities. The majority of these expenditures are planned for the Texas gulf coast and offshore Gulf of Mexico areas.

     The Company's domestic oil and gas exploration and development drilling during the years indicated and the gross and net wells in which the Company had a working interest were as follows:

                               WELLS DRILLED (1)

                                                Exploratory           Development
                                                   Wells                 Wells                Total
                                              -----------------    -----------------    -----------------
                                              Gross       Net      Gross       Net      Gross        Net
                                              ------     ------    ------     ------    ------      ------
1994
Oil . . . . . . . . . . . . . . . . . . .         -         -           6        0.4         6        0.4
Gas . . . . . . . . . . . . . . . . . . .         9         2.7        12        1.8        21        4.5
Dry . . . . . . . . . . . . . . . . . . .         9         3.8         -        -           9        3.8
                                             ------      ------    ------     ------    ------      ------
     Total  . . . . . . . . . . . . . . .        18         6.5        18        2.2        36        8.7
                                             ======      ======    ======     ======    ======      ======
1993
Oil . . . . . . . . . . . . . . . . . . .         1         0.2         3        0.2         4        0.4
Gas . . . . . . . . . . . . . . . . . . .         4         1.1        10        0.2        14        1.3
Dry . . . . . . . . . . . . . . . . . . .         5         1.1         1        0.3         6        1.4
                                             ------      ------    ------     ------    ------      ------
     Total  . . . . . . . . . . . . . . .        10         2.4        14        0.7        24        3.1
                                             ======      ======    ======     ======    ======      ======
1992
Oil . . . . . . . . . . . . . . . . . . .         4         0.5         7        0.4        11        0.9
Gas . . . . . . . . . . . . . . . . . . .         -           -         2        0.1         2        0.1
Dry . . . . . . . . . . . . . . . . . . .         8         0.9         3        0.1        11        1.0
                                             ------      ------    ------     ------    ------      ------
     Total  . . . . . . . . . . . . . . .        12         1.4        12        0.6        24        2.0
                                             ======      ======    ======     ======    ======      ======

-----------

     (1) The term "gross" as used herein with respect to wells refers to the total number of wells in which the Company has any interest and "net" refers to the Company's interest in such wells.

     At December 31, 1994, the Company had 3 gross (.8 net) exploratory wells and 1 gross (0.2 net) development wells awaiting completion; 1 gross (0.6 net) exploratory wells and 1 gross (0.3 net) development wells were in the process of drilling.

                   PRODUCING WELLS AND WELLS CAPABLE OF PRODUCTION

                                                              Gross Producing                 Net Producing
                                                              ----------------                -------------
1994(1)
Oil . . . . . . . . . . . . . . . . . . . . . . . . . .              1,754                            10
Gas . . . . . . . . . . . . . . . . . . . . . . . . . .                430                            20
                                                              ------------                   -----------
     Total  . . . . . . . . . . . . . . . . . . . . . .              2,184                            30
                                                              ============                   ===========
1993
Oil . . . . . . . . . . . . . . . . . . . . . . . . . .              1,763                            15
Gas . . . . . . . . . . . . . . . . . . . . . . . . . .                482                            33
                                                              ------------                   -----------
     Total  . . . . . . . . . . . . . . . . . . . . . .              2,245                            48
                                                              ============                   ===========
1992
Oil . . . . . . . . . . . . . . . . . . . . . . . . . .              1,851                            28
Gas . . . . . . . . . . . . . . . . . . . . . . . . . .                543                            45
                                                              ------------                   -----------
     Total  . . . . . . . . . . . . . . . . . . . . . .              2,394                            73
                                                              ============                   ===========

------------

     (1) The number of oil and gas wells completed in more than one producing formation were 4 gross (0.7 net) wells at December 31, 1994.

     The decreases in gross and net producing wells from 1993 to 1994 and from 1992 to 1993 are the result of the dispositions during 1994 and 1993 of certain domestic properties.

PRODUCING AND MARKETING ACTIVITIES

     The Company's United States oil and gas sales in 1994 aggregated $20.1 million, of which gas sales accounted for 82%. The following table is a summary of the Company's domestic production volumes expressed in Bbls and Mcfs, average sales prices and average production (lifting) costs for each of the three years ended December 31, 1994:

         Volume Produced                                               1994             1993              1992
         ---------------                                            ----------       ----------        ----------
Oil and Condensate (Bbl) . . . . . . . . . . . . . . . . . . .         229,000         263,000            334,000
Natural Gas (Mcf)  . . . . . . . . . . . . . . . . . . . . . .       8,904,000       7,088,000          6,425,000

        Average Sales Price
        -------------------
Oil and Condensate per Bbl . . . . . . . . . . . . . . . . . .      $    15.65      $    17.11         $    18.97
Natural Gas per Mcf(1) . . . . . . . . . . . . . . . . . . . .      $     1.86      $     2.11         $     2.00

        Average Lifting Costs(2)
        ------------------------
Bbl equivalent . . . . . . . . . . . . . . . . . . . . . . . .      $     1.97      $     2.61          $    3.68
Mcf equivalent . . . . . . . . . . . . . . . . . . . . . . . .      $     0.33      $     0.44          $    0.62


------------------

     (1) Included in the 1992 gas revenues are pricing dispute settlement proceeds of approximately $422,000. The 1992 gas price excluding this settlement would have been $1.93 per Mcf. Included in the 1993 gas revenues are pricing dispute settlement proceeds of approximately $660,000. The 1993 gas price excluding this settlement would have been $2.01 per Mcf.

     (2) For purposes of this computation, one barrel is considered equivalent to six Mcf, although actual oil to gas equivalent will vary based upon British Thermal Unit (BTU) content. Since the same field or well often produces both oil and gas, lifting costs per Bbl or Mcf represent the aggregate lifting costs per unit based on the foregoing equivalent.

     The Company's domestic natural gas production is marketed through a combination of long-term and spot-market contracts. The ability of the Company to sell natural gas and the price obtained depends on numerous considerations, including contractual terms (such as "market-out" price reduction provisions and other provisions of long-term contracts), market conditions in general, curtailments by gas purchasers and transportation companies, the effects of government legislation and regulations on production, transportation tariffs and the proximity of wells to adequate transmission facilities. While gas curtailments and price reductions can affect earnings and cash flow, the ability to seek alternate markets is now generally available in the majority of fields operated by the Company.

     During 1994, the Company sold gas production from most of its properties to unaffiliated third parties for spot market prices. The Company marketed the majority of its operated production of crude oil and condensate to Hydrocarbon Processing, Inc. and Sun Refining and Marketing Company, unaffiliated third parties. The price obtained for crude oil and condensate depends on various considerations, including the location, grade and quality of production and general market conditions in world oil markets. Crude oil and condensate are generally sold pursuant to short-term contracts. The Company generally sells such production at a premium over the posted price.

     Reference is made to the Supplementary Tables on Reserve Data and Oil and Gas Operations following the Notes to Consolidated Financial Statements for additional data relating to oil and gas producing activities in Item 8, herein.

ACREAGE

     The Company's current policy is to only acquire acreage associated with specific prospects, thereby minimizing carrying costs and administrative expenses. Acreage in the United States in which the Company had an interest at December 31, 1994 is summarized in the table below:

                                                                         Mineral and Royalty
                                          Working Interest Acreage         Interest Acreage
                                          ------------------------       -------------------
                                             Gross         Net           Gross          Net
                                          ---------      --------        -------       -----
PRODUCING OR DEVELOPED ACREAGE
Alabama . . . . . . . . . . . . . . . .       4,216         1,359          2,821           327
Alaska  . . . . . . . . . . . . . . . .          --            --          9,920           103
California  . . . . . . . . . . . . . .         160            40            779             7
Colorado  . . . . . . . . . . . . . . .         200            66            838            13
Kansas  . . . . . . . . . . . . . . . .         160            72          5,560            86
Louisiana . . . . . . . . . . . . . . .       1,520           395         17,715           920
Michigan  . . . . . . . . . . . . . . .         837           309             --            --
Mississippi . . . . . . . . . . . . . .         217            54          5,690           193
Montana . . . . . . . . . . . . . . . .         480            41            160             6
New Mexico  . . . . . . . . . . . . . .       2,500           880         45,044           546
North Dakota  . . . . . . . . . . . . .       2,244           279            520             1
Offshore (Gulf of Mexico) . . . . . . .      11,520         3,487             --            --
Oklahoma  . . . . . . . . . . . . . . .       2,169           356         84,295         3,564
Texas . . . . . . . . . . . . . . . . .      25,163         5,048         95,726         2,891
Utah  . . . . . . . . . . . . . . . . .         640           320          8,539           159
Wyoming . . . . . . . . . . . . . . . .       2,630         1,360          1,529            41
Other . . . . . . . . . . . . . . . . .         905            83            320             5
                                             ------        ------        -------         -----
     Total  . . . . . . . . . . . . . .      55,561        14,149        279,456         8,862
                                             ======        ======        =======        ======



                                             (Table continued on following page)

                                                                         Mineral and Royalty
                                          Working Interest Acreage         Interest Acreage
                                          ------------------------       ---------------------
                                             Gross          Net           Gross          Net
                                          ----------      --------       -------       -------
UNDEVELOPED ACREAGE
Alabama . . . . . . . . . . . . . . . .       2,740           942         12,949         1,150
Alaska  . . . . . . . . . . . . . . . .          --            --          3,834            29
Arkansas  . . . . . . . . . . . . . . .       2,345         1,336             --            --
California  . . . . . . . . . . . . . .          --            --            528            30
Colorado  . . . . . . . . . . . . . . .      15,566        13,025         25,788         6,180
Kansas  . . . . . . . . . . . . . . . .          --            --         10,622           305
Louisiana . . . . . . . . . . . . . . .       1,705           772         40,900           342
Michigan  . . . . . . . . . . . . . . .         822           461          1,430           363
Mississippi . . . . . . . . . . . . . .         514           145         30,062           795
Montana . . . . . . . . . . . . . . . .         880            52          4,220           197
New Mexico  . . . . . . . . . . . . . .      19,907         2,624         17,051           682
North Dakota  . . . . . . . . . . . . .       1,274            19         38,316         2,582
Offshore (Gulf of Mexico) . . . . . . .      42,239        22,199          1,946            18
Oklahoma  . . . . . . . . . . . . . . .       2,197           307         59,833         3,340
Texas . . . . . . . . . . . . . . . . .      81,154        27,174         63,068         3,490
Utah  . . . . . . . . . . . . . . . . .          --            --         19,208           893
Wyoming . . . . . . . . . . . . . . . .       7,853         2,855          7,216            74
Other . . . . . . . . . . . . . . . . .         792            80          1,348            28
                                            -------        ------        -------        ------
     Total  . . . . . . . . . . . . . .     179,988        71,991        338,319        20,498
                                            =======        ======        =======        ======


RUSSIA

GENERAL

     Through its 90% owned subsidiary, Texneft, the Company has a net 45% interest in a joint venture in Russia with Tatneft, a Russian production amalgamation which operates the oil fields of Tatarstan, a republic which is part of the Russian Federation and is located west of the Ural Mountains and east of the Volga River. The joint venture, Tatex, which is owned 50% by Tatneft and 50% by Texneft, was registered with the Ministry of Finance of the former USSR on November 15, 1990 and is also registered with the governments of Russia, Tatarstan and the city of Almetyevsk. Under the terms of the joint venture and various supplemental agreements, the funding for the joint venture is supplied by Texneft and Tatneft through various credit agreements. In November 1994, the Company purchased an additional 10% of Texneft's common stock for approximately $.5 million increasing its ownership from 80% to 90%. An agreement between the minority shareholder of Texneft and the Company requires the Company to advance to Texneft sufficient cash to fund its administrative expenses and its contributions to Tatex. In turn, Texneft will make no distributions to its shareholders until the Company has been repaid a sum equal to the total of its advances to Texneft.

     The joint venture's activities currently include two projects: 1) vapor recovery and 2) the development and operation of the Onbysk field. The vapor recovery project began operations in 1991. Tatex has installed and operates vapor recovery facilities which recover stock tank vapors from Tatneft's production facilities located near the city of Almetyevsk. The recovered vapors are exchanged for export grade Volga-Ural crude oil, which is sold for hard currency on the international market. The vapor recovery activity at certain locations eliminates gas and associated liquids which would otherwise be flared and thus reduces the level of harmful pollutants; however, production has declined at certain tank farms such that of the twenty-two vapor units delivered, only nineteen were in service at the end of 1994 at seventeen tank farms. The joint venture intends to sell the surplus vapor recovery units to other users in the area. Tatex received 790,000 barrels, 573,000 barrels and 278,000 barrels of crude oil in 1994, 1993 and 1992, respectively. Tatex expects to meet its quota to export an average of 2,167 barrels of oil per day in 1995 in exchange for recovered vapors.

     Two sour gas compression units have been delivered and located in Tatarstan but neither has been placed in continuous service to date, although at least one unit may go on stream in 1995. The construction and installation of additional compressor units for sour gas recovery at various points in Tatarstan has been deferred because of delays in the acceptance of a standardized design and until the integrity of the downstream pipelines and facilities handling the recompressed sour gas can be reliably established. The integrity of the downstream systems is the responsibility of Tatneft and its affiliates.

     In August 1993, Tatex signed a 20 year lease agreement with Zainskneft, an affiliate of Tatneft, pursuant to which Tatex assumed operations and development of the Onbysk field effective January 1, 1993. The lease agreement, which requires lease payments totaling 349 million rubles over the life of the lease, includes a provision that the equipment will become the sole property of Tatex at the end of the lease. Tatex prepaid the lease obligation in 1993 by making a one time payment of $295,000. In addition to the lease payments, the agreement provides for the delivery of "Base Oil" volumes to Zainskneft during the life of the lease. The Base Oil production has been defined as the expected production of the field were the previous operator to continue operations and equals a total of 797 barrels of oil per day during 1995 which is estimated to decline at a rate of 10% per year. Any oil incremental to this volume, defined as "Own Oil," is the property of Tatex and may be exported for hard currency.

     Tatex continued development drilling in the Onbysk field in 1994.
Thirteen directional wells and six horizontal wells were drilled by Texneft directed personnel. Production for the year totaled approximately 1,075,000 barrels, of which approximately 240,000 barrels were classified as Base Oil and 835,000 barrels as Own Oil, from a total of 139 wells producing on December 31, 1994. Production for 1993 totaled approximately 541,000 barrels, of which approximately 328,000 barrels were classified as Base Oil and 213,000 barrels as Own Oil, from a total of 114 wells producing on December 31, 1993. Interruptions of production from the Onbysk field have occurred during 1993 and 1994 as a result of market weakness in the Russian Federation and pipeline capacity. The aerial extent and multiple reservoirs present in the Onbysk field will require considerable future drilling. The pace of development of this field will depend upon results achieved, oil prices, available markets for the oil, pipeline capacity and applicable taxes and expenses.

     The Company's share of current proved reserves assigned to vapor recovery facilities and to the Onbysk field based upon the year-end price of $14.41 per barrel are 11,841 MBbl. The average price received during 1994 was $14.21 per barrel as compared to $14.24 per barrel received in 1993.

      A third project, now inactive, was a well stimulation program in and adjacent to the sizeable Romashkino field. This project was conducted in 1994, but the contract with Western Petroleum International Services ("Western") to provide matrix acidizing and hydraulic fracturing stimulation services was terminated in November 1994 and the project suspended pending resolution of issues explained below. In connection with the third project, Tatex contracted with Western to stimulate by matrix acidizing and hydraulic fracturing methods selected wells from approximately 12,000 producing wells in the western and northern part of the Romashkino field and certain fields adjacent to the north and west of the Romashkino field owned by various production amalgamations ("NGDU") of Tatneft.

     Western began operations in November 1993 and acidized six wells in the Onbysk field and five wells in the Romashkino field before year's end. In 1994, Western performed a total of forty-two stimulations of which thirty-four jobs were performed within the Onbysk Field and eight in other fields. Activities were directed primarily at the Onbysk field because the Government had not indicated whether or not, in the long-term, incremental oil resulting from the stimulation activities in the Romashkino area would be designated Own Oil and be exportable for hard currency. Because of the lack of clarification of a long-range Government policy towards stimulation, the contract was terminated on November 1, 1994. Should progress be made in establishing a firm Own Oil classification over a clearly defined period, the stimulation program may be reactivated at some later date.

     A fourth project, an environmentally-driven program of development of undrained reserves beneath the city of Almetyevsk, was proposed using the latest long reach and horizontal drilling technology; however, it is no longer considered an appropriate project for Tatex under the prevailing tax and administrative uncertainties. As a result, no further action will be taken to finalize the contract for the urban project which existed in draft form; however, Tatneft and Texneft have agreed to examine alternative opportunities to expand Tatex operations into other fields in which exploration, but not development, activities have been carried out.

     Texneft entered into a Service Agreement in October 1993 with Tatex whereby Texneft agreed to furnish certain MWD (measurement while drilling) tools, ancillary equipment and supervisory assistance to Tatex for deployment in Tatarstan to insure that horizontal and long reach wells in the Onbysk field and urban areas are drilled efficiently and in a cost effective manner. Texneft's investment in the tools and equipment amounted to approximately $1.3 million. After being used to drill four horizontal wells effective January 1, 1995, the tools were sold to Tatex for approximately $1 million which represents the purchase price less the cumulative rental charges paid by Tatex.

     In January 1992, the Russian Federation imposed a tax of 30 European Currency Units ("ECUs") per ton, currently approximately $5.22 per barrel, on crude oil exported from Russia. Effective January 1, 1995, the export tax for the first quarter of 1995 was set by Resolution 1446 at 23 ECUs per ton or approximately $4.00 per barrel. The Company first applied for exemption from the tax in 1992 in accordance with the procedures stipulated by Regulation 1375-r for enterprises which were registered before January 1, 1992. The Company's efforts for exemption from the export tax in 1993 and 1994 culminated in an application prepared in accordance with Resolution 497 of the Government of the Russian Federation dated May 19, 1994, "About Preferential Tariffs Concerning the Export from the Russian Federation of Oil and Petroleum Products Production of Enterprises with Foreign Investment." As a result of limited government action on the application, Tatex continued to pay the tax on crude oil shipments throughout 1992, 1993 and 1994. On February 28, 1995, Mr. V. Chernomyrdin, the Prime Minister of the Russian Federation, signed Government order #282r whereby Tatex received an exemption from paying export tax on exported oil effective January 1, 1995. This exemption is subject to an annual review by the government and can be effective for no more than three years.

     Under an order by the State Tax Service of the Russian Federation effective January 1, 1995, oil producers will be required to pay the 10% Mineral Replacement Tax based upon the export price of crude oil net of certain deductions. In 1994, the tax was based upon the Russian domestic price of crude oil which was typically one-third of the export price. Tatex is currently seeking a clarification of this ruling. Tatex used the domestic price as the basis for payments of the Mineral Replacement Tax in 1994 and will continue to do so until a clarification is received.

     Tatex's production is subject to an annual determination of Own Oil established by the Ministry of Fuel & Energy of the Russian Federation and certified by the Ministry of Economics as registered for export as follows for 1995: vapor recovery 791,000 barrels and Onbysk field development 1,535,000 barrels. The Company believes that the export quota levels set for 1995 are commensurate with the planned activities for the projects.

     Tatex oil production to date has been sold outside of the former USSR for hard currency via the Transneft operated Druzhba pipeline. Access to the Transneft pipeline system has been subject to intermittent interruption since startup. Recent statements and actions by government ministries in connection with the liberalization of Russian crude export controls indicate that in the future, joint ventures may have to compete with Russian production associations for limited pipeline capacity to export markets.

     In 1992, the Company contributed to Tatex a 10% interest in exploration licenses held 50% by the Company (the remaining 50% is owned indirectly by Garnet Resources Corporation) covering the Akseki, Isparta and Egridir Blocks in southwestern Turkey, concurrently with the contribution to Tatex by Tatneft of a study which Tatneft conducted of that area. See "Oil and Gas Operations-Turkey" included herein.

EXPLORATION AND DEVELOPMENT ACTIVITIES AND PRODUCING WELLS

     The Russian joint venture expended approximately $9.1 million and $5.2 million in 1994 and 1993, respectively, for oil exploration and development in Russia. In 1994, the joint venture's activities were principally development drilling and oil production.

     The Russian joint venture incorporated expenditures in its 1995 budget of approximately $13.1 million, of which approximately $9.9 million is intended for Onbysk field development. The majority of these budgeted expenditures are projected to be funded through cash flow generated from the joint venture.

     The Company's Russian joint venture's oil and gas exploration and development drilling during the years indicated were as follows:

                                 WELLS DRILLED

                                                     Exploratory     Development         Total
                                                     -----------     -----------         -----
1994
Oil . . . . . . . . . . . . . . . . . . . . . .          --              19               19
Gas . . . . . . . . . . . . . . . . . . . . . .          --              --               --
Dry . . . . . . . . . . . . . . . . . . . . . .          --              --               --
                                                     ------          ------           ------
     Total  . . . . . . . . . . . . . . . . . .          --              19               19
                                                     ======          ======           ======
1993
Oil . . . . . . . . . . . . . . . . . . . . . .          --              22               22
Gas . . . . . . . . . . . . . . . . . . . . . .          --              --               --
Dry . . . . . . . . . . . . . . . . . . . . . .          --              --               --
                                                     ------          ------           ------
     Total  . . . . . . . . . . . . . . . . . .          --              22               22
                                                     ======          ======           ======

     At December 31, 1994, the Russian joint venture had 3 development wells awaiting completion; and 2 development wells were in the process of drilling.


                PRODUCING WELLS AND WELLS CAPABLE OF PRODUCTION

                                                                   Gross Producing
                                                                   ---------------
1994(1)
Oil . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             139
Gas . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --
                                                                        -----
     Total  . . . . . . . . . . . . . . . . . . . . . . . . .             139
                                                                        =====
1993
Oil . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             114
Gas . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --
                                                                        -----
     Total  . . . . . . . . . . . . . . . . . . . . . . . . .             114
                                                                        =====
1992
Oil . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              87
Gas . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --
                                                                        -----
     Total  . . . . . . . . . . . . . . . . . . . . . . . . .              87
                                                                        =====

-----------

(1) The number of oil and gas wells completed in more than one producing formation was 24 wells at December 31, 1994.

CERTAIN RISKS APPLICABLE TO OPERATIONS IN RUSSIA

     The Company's activities in Russia are subject to the usual risks associated with foreign operations, including political and economic uncertainties, risks of cancellation or unilateral modification of agreements, operating restrictions, currency repatriation restrictions, expropriation, export restrictions, the imposition of new taxes and the increase of existing taxes, inflation and other risks arising out of foreign government sovereignty over areas in which the operations are conducted. The Company has endeavored to protect itself against certain political and commercial risks inherent in the venture. There is no certainty that the steps taken by the Company will provide adequate protection.

INDONESIA

GENERAL

     The Company has a 1.714% interest in the IJV, a joint venture for the exploration, development and production of oil and natural gas in East Kalimantan, Indonesia, under a PSC with Pertamina. The majority of the revenue derived from the IJV results from the sale of liquefied natural gas ("LNG").

     In 1994, the $11.7 million of revenues from the Company's interest in the IJV accounted for approximately 23% of the Company revenues. Approximately 16% and 21% of the Company's 1993 and 1992 revenues, respectively, were contributed by the IJV.

     Under the PSC with Pertamina that was amended and extended in 1990 until August 7, 2018, the IJV is authorized to explore for, develop and produce petroleum reserves in an approximately 1.1 million acre area in East Kalimantan. In accordance with the requirements of the PSC, during 1994 the IJV selectively relinquished approximately 10% of the PSC area. In addition, the IJV must relinquish 10% of the PSC area by August 7, 1998; 10% by December 31, 2000; 15% by December 31, 2002 and 15% by December 31, 2004. However, the IJV is not required to relinquish any of the PSC area in which oil or gas is held for production.

     Under the PSC, the IJV participants are entitled to recover cumulative operating and certain capital costs out of the crude oil, condensate and natural gas ("gas") produced each year, and to receive a share of the remaining crude oil and condensate production and a share of the remaining revenues from the sale of gas on an after Indonesian tax basis. The share of revenues from the sale of gas after cost recovery through August 7, 1998 will remain at 35% to the IJV after Indonesian income taxes and 65% to Pertamina. The split after August 7, 1998 will be 25% to the IJV after Indonesian income taxes and 75% to Pertamina for gas sales under the 1973 and 1981 LNG Sales Contracts, Korean Carryover Sales Contract and liquefied petroleum gas sales contracts to the extent that the gas to fulfill these contracts is committed from the Badak or Nilam fields. After August 7, 1998, all other LNG sales contract revenues will be split 30% to the IJV after Indonesian income taxes and 70% to Pertamina. Based on current and projected oil production, the revenue split from oil sales after cost recovery through August 7, 2018 will remain at 15% to the IJV after Indonesian income taxes and 85% to Pertamina. These revenue splits are based on Indonesian income tax rates of 56% through August 7, 1998 and 48% thereafter. In addition, the IJV is required to sell out of its share of production 8.5% of the total oil and gas condensate production from the contract area for Indonesian domestic consumption. The sales price for the domestic market consumption is $0.20 per barrel with respect to fields commencing production prior to February 23, 1989 and 10% of the weighted average price of crude oil sold from such fields commencing production after February 23, 1989. However, for the first sixty consecutive months of production from new fields, domestic market compensation is priced at the official Indonesian crude price. The participants' remaining oil and condensate production is generally sold in world markets. The IJV is also obligated to supply approximately 74 Mmcf per day of gas to three local fertilizer plants at a price of $1.00 per million BTU subject to a pipeline tariff. In addition, the IJV is required to supply approximately 5 Mmcf per day of gas to the Balikpapan refinery at a price of $1.49 per million BTU. In 1994, Pertamina executed a twenty-year contract, commencing in November of 1997, for the sale of approximately 70 Mmcf per day of gas to a local methanol plant at a price not less than $1.25 per million BTU.

     The IJV has no ownership interest in the oil and gas reserves. The IJV has long-term supply agreements with Pertamina for the supply of natural gas and petroleum gas to be liquefied at a liquefaction plant owned by Pertamina at Bontang Bay (the "LNG Plant") and sold to certain buyers pursuant to sales contracts. The IJV, other participating production sharing contractors and Pertamina together market the LNG and the liquefied petroleum gas ("LPG") produced at the LNG Plant and LPG facilities, and as to the amounts allocated to the PSC, the IJV and Pertamina divide the net proceeds in accordance with the percentages set out above.

     Since the Company does not have direct access to information with respect to oil and gas operations under the PSC, the information contained herein is from a public source which, although not independently verified, the Company believes to be reliable.

PRODUCING AND MARKETING ACTIVITIES

     The following table sets forth total natural gas liquefied and sold as LNG, the Company's net share of such production, average sales prices (excluding transportation costs) and average production (lifting) costs for each of the three years ended December 31, 1994:

                                                             1994            1993            1992
                                                            -------         -------        -------
Natural Gas Production for LNG (Mmcf)(1)  . . . . .         735,116         637,847         621,600
Company's net share of gas (Mmcf equivalency)(2)  .           4,473           3,769           3,667
Average Sales Price per Mcf(3)  . . . . . . . . . .        $   2.45        $   2.75        $   2.92
Average Production (Lifting) cost per Mcf(4)  . . .        $   0.12        $   0.13        $   0.14


------------
     (1) Represents the volumes of LNG delivered and sold to purchasers, which is measured by its BTU content and, for purposes of this table, has been converted to Mmcf equivalents based on a ratio of approximately 3.0 Bcf of natural gas required at the plant to produce 2.9 trillion BTUs of LNG. The total natural gas production includes production attributable to others.

     (2) The Company's net share figures shown above represent the Mcf equivalent of the Company's share of IJV revenues.

     (3) The sales price is based on the average sales price (excluding transportation) per MMBTU of LNG received by Pertamina. The term "MMBTU" refers to 1 million BTU. The sales price per MMBTU has been converted to a price per Mcf based on the conversion ratio referred to in note (1) above.

     (4) The production (lifting) costs do not include costs of liquefaction and transportation.

     The majority of the revenue derived from the IJV results from gas produced, liquefied and sold as LNG. Gas subject to the PSC is liquefied at the LNG Plant and transported via special tankers pursuant to several sales contracts between Pertamina and its customers which principally consist of Japanese, Taiwanese and Korean utility and industrial companies. The table below sets forth information regarding the LNG Plant share of the LNG sales contracts grouped together by the IJV's participating percentages in the sales contracts (each such group being referred to as a "package").

                                                                                         Base LNG Price Per
                                                                    Remaining LNG            Million BTU
                                                                        Sales          -----------------------
   Package and Equity                                Term              Volumes         12/31/94       02/24/95
   ------------------                              ---------       ---------------     --------       --------
                                                                   (trillion BTUs)
                                                                   ---------------
Package I - 97.9%
  1973 LNG Sales  . . . . . . . . . . . . . .      1977-1999                462            $2.58         $2.84
Package II - 66.4%
  1981 LNG Sales Contract . . . . . . . . . .      1983-2003              1,409            $2.54         $2.82
Package III A - 50%
  Korean Carryover Sales Contract . . . . . .      1986-2006                180            $2.58         $2.84
Package III B - 29.6%
  Taiwan  . . . . . . . . . . . . . . . . . .      1990-2009              1,369            $2.52         $2.79
  Toho  . . . . . . . . . . . . . . . . . . .      Various,                  17            $2.58         $2.84
                                                   ranging from
                                                   1988 to 1997
  Additional 1981 Sales Contract cargoes  . .      1990-2003                146            $2.54         $2.82
Package IV - 27.2%
  Train F LNG Sales Contract  . . . . . . . .      1994-2013              2,271            $2.40         $2.66
  Korea II LNG Sales Contract . . . . . . . .      1994-2014              1,115            $2.42         $2.68
  Other LNG Sales Contracts . . . . . . . . .      1990-2015                676            $2.40         $2.66

     During 1994, Pertamina executed agreements to extend the 1973 and 1981 LNG Sales Contracts. The 1973 Sales Contract Extension (Package V) involves the sale of 4,368 trillion BTUs over a ten-year period commencing in 2000. Also executed was the Taiwan Medium-Term Sales Contract (Package VI) for the sale of 46 trillion BTUs between 1998 and 1999. The IJV has been allocated a provisional 22 percent equity interest in deliveries under the 1973 LNG Sales

Contract Extension and the Taiwan Medium-Term Sales Contract. The 1981 Sales Contract Extension (Package VI) involves the sale of 941 trillion BTUs over a five-year period commencing in 2003. The equity sharing percentage for Package VI has not yet been determined.

EXPLORATION ACTIVITIES

     The IJV has conducted extensive drilling activities on the island of East Kalimantan. From 1972 through December 31, 1994, the IJV drilled 539 wells in the area, 471 of which resulted in oil and/or gas condensate production. Two significant fields, Badak and Nilam, have been discovered. The following tables summarize drilling activity for each of the three years ended December 31, 1994:

                              EXPLORATORY DRILLING

                                                                       Wells           New             Dry
 Year                                                                 Drilled      Discoveries        Holes
-----                                                                 -------      -----------        -----
1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2              1               1
1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3              --              3
1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2              --              2


                    DEVELOPMENT OR FIELD EXTENSION DRILLING

                                                     Wells                                 Dual         Dry
 Year                                               Drilled        Gas          Oil      Oil & Gas     Holes
-----                                               -------        ---          ---      ---------     -----
1994    . . . . . . . . . . . . . . . . . . . .        20           10           1           8           1
1993    . . . . . . . . . . . . . . . . . . . .        31           25           1           3           2
1992    . . . . . . . . . . . . . . . . . . . .        31           24           5           2           --


     Of the 471 completed productive wells in the East Kalimantan contract area, 268 contain more than one completion in the same bore hole.

     Three wells were in progress at December 31, 1994. These include wells which were drilled but not completed at the end of 1994. None of the suspended or "in-progress" wells are included in the table above.

CERTAIN RISKS APPLICABLE TO OPERATIONS IN INDONESIA

     The Company's interest in the IJV is an assignment of an interest in a constructive trust. This interest is essentially a revenue interest without any operating or informational rights. Although the Company now obtains information about the IJV from a public source, there is no assurance that this source of information will continue to be available in the future or that the Company will be able to find alternative sources of information if its current source of information becomes unavailable.

     Indonesian oil competes in the world market with oil produced from other nations. Indonesia is a member of the Organization of Petroleum Exporting Countries ("OPEC"), and any OPEC-imposed restrictions on oil or LNG exports in which Indonesia participates could have a material adverse effect on the Company. The price of Indonesian oil is regulated by Pertamina.

     The LNG plant competes for sales with other LNG plants in Indonesia, the Middle East, Australia, Malaysia and elsewhere.

     The IJV's activities in Indonesia are subject to risks common to foreign operations in the oil and gas industry, including political and economic uncertainties, the risks of cancellation or unilateral modification of contract rights, operating restrictions, currency repatriation restrictions, expropriation, export restrictions, the imposition of new taxes and the increase of existing taxes and other risks arising out of foreign governmental sovereignty over areas in which the IJV's operations are conducted.

     No methods to deliver or utilize the East Kalimantan natural gas reserves are presently in place or in operation except liquefaction at the LNG Plant and shipment by LNG tanker to purchasers. Consequently, any significant reduction in the output of the LNG Plant or disruption in tanker operations would have a material adverse effect on the Company's revenues from the IJV.

IVORY COAST

GENERAL

     In May 1993, the Company acquired an interest in 335,320 gross acres in the CI-11 Production Sharing Contract ("PSC") approximately eight miles offshore Ivory Coast, West Africa. The Company acquired a 10% working interest in an area referred to as the "Special Area" and an 16% working interest in an area referred to as the "Remaining Area."

     During November 1993, the Panthere #1 well was drilled in the "Remaining Area" to a total depth of 10,575 feet and tested gas and condensate at the rate of 34.8 Mmcf per day plus 675 Bbls per day on a 56/64 inch choke with a flowing tubing pressure of 1,909 pounds per square inch from 66 feet of perforations between 9,316 and 9,382 feet. The well was drilled in 264 feet of water and a production caisson was set over the well.

     The Lion #1 well was spudded in January 1994 to test a separate structure in the "Special Area." This well was directionally drilled to a total depth of 11,270 feet and encountered approximately 205 feet of log-indicated net hydrocarbon pay. Three intervals flowed a combined 22,700 barrels of 38 degree crude oil per day and 65 Mmcf of gas per day through choke sizes ranging from one inch to 7/8 inch. In November 1994, the B1-8X well, which was drilled by the previous operator, was re-entered, completed and tied back to the Lion caisson. The well tested a combined rate of 9,575 barrels of oil per day and 10 Mmcf of gas per day on a 3/4 inch choke from a total of 75 feet of perforations between 8,294 and 9,495 feet. The Lion #2A well was spudded in December 1994, and during initial tests flowed 5,460 barrels of 37.1 degree crude oil per day and 4 Mmcf of gas per day on a one inch choke. The well is currently being tied back to the Lion caisson.

     On September 12, 1994, the government of the Ivory Coast granted the Company and its PSC partners an exclusive exploitation authorization covering a portion of the Special Area and the Remaining Area. This authorization allows the joint venture to proceed with development activities in the authorized area. In addition, the government has approved a gas development project and has signed with the Company and its PSC partners a gas sales contract for gas produced from the exploitation area. The contract calls for initial deliveries of 20 Mmcf per day which increases to 50 Mmcf per day in year two, with a maximum of 90 Mmcf per day. The gas will be sold at approximately $1.75 per Mcf with a cost escalator in the fifth year of the contract.

     The development plan approved by the government of the Ivory Coast calls for first oil production in the second quarter of 1995 and initial gas production in the third quarter of 1995. Total development expenditures for the first phase of the project are estimated to be approximately $165 million. The PSC partners are currently in the final stages of negotiating with the International Finance Corporation, a subsidiary of the World Bank, for project financing.

     Future activity in the Ivory Coast, in addition to the development of the two discoveries, includes exploratory drilling on additional prospects which have been identified on Block CI-11. In addition, the Company and its working interest partners have signed an agreement with the government of the Ivory Coast which provides the option to enter into a production sharing contract on Block CI-12 which lies immediately adjacent to the east of CI-11.

EXPLORATION ACTIVITIES

     In 1994 and 1993, the Company's activities were principally in Block CI-11 offshore. The Company expended approximately $3.0 million, and $4.0 million in 1994 and 1993, respectively, for oil and gas exploration activities in the
Ivory Coast.    In addition, the Company expended in 1994 approximately $2.6 million for development activities. The Company's 1995 Ivory Coast budget is approximately $10.9 million, of which approximately $8.7 million is intended for developmental activities in Block CI-11.

       The Company's Ivory Coast oil and gas exploration and development drilling during the years indicated and the gross and net wells in which the Company had a working interest were as follows:

                               WELLS DRILLED (1)

                                                Exploratory           Development             Total
                                              ---------------      ----------------     -----------------
                                              Gross       Net      Gross       Net      Gross       Net
                                              -----       ---      -----       ----     -----       -----
1994
Oil . . . . . . . . . . . . . . . . . . .        1         0.1         1        0.1         2        0.2
Gas . . . . . . . . . . . . . . . . . . .       --          --         --        --        --         --
Dry . . . . . . . . . . . . . . . . . . .       --          --         --        --        --         --
                                              ----        ----      ----       ----      ----       ----
     Total  . . . . . . . . . . . . . . .        1         0.1         1        0.1         2        0.2
                                              ====        ====      ====       ====      ====       ====
1993
Oil . . . . . . . . . . . . . . . . . . .       --          --         --        --        --         --
Gas . . . . . . . . . . . . . . . . . . .        1         0.2         --        --         1        0.2
Dry . . . . . . . . . . . . . . . . . . .       --          --         --        --        --         --
                                              ----        ----       ----      ----      ----       ----
     Total  . . . . . . . . . . . . . . .        1         0.2       --          --         1        0.2
                                              ====        ====       ====      ====      ====       ====


(1) The term "gross" as used herein with respect to wells refers to the total number of wells in which the Company has any interest and "net" refers to the Company's interest in such wells.

     At December 31, 1994, the Company had no exploratory wells and no development wells awaiting completion; no exploratory wells and 1 gross (.1 net) development well was in the process of drilling.

PRODUCTION SHARING CONTRACT

     Under the CI-11 PSC, the working interest partners pay 100% of capital and operating costs, and production is split between the Ivorian government and the working interest partners. Up to 40% of the oil and gas produced and sold from the contract area is available to the working interest partners to recover costs ("cost recovery petroleum"). Cost recovery petroleum forms a single, unified pool for the entire area from which costs of all fields, zones, products and types may be recovered without differentiation, except that operating costs and financial costs are recovered prior to the recovery of any capital costs. Capital costs include exploration, development and other equipment and facilities costs. If during a calendar year any costs are not recovered by the working interest partners from that year's cost recovery petroleum, the unrecovered costs are carried forward to the next succeeding calendar year until full recovery of all costs or until the end of the contract. Any portion of cost recovery petroleum not used to recover costs will be split between the Ivorian government and the working interest partners in the same manner as remaining petroleum.

     The remaining 60% of oil and gas produced and sold ("remaining petroleum") is divided between the Ivorian government and the working interest partners. All Ivorian government royalties and the working interest partners' Ivorian income taxes attributable to their share of Ivorian taxable income, determined in barrels ("tax petroleum"), are included in the Ivorian government's share of remaining petroleum.

     The working interest partners' percentage of remaining petroleum ("remaining oil and remaining gas") is applied to increments of production based on the gross daily average of oil or gas production determined on a quarterly basis and varies with the respect to the water depth location of the specific wellhead as follows:

                                                           Working Interest Partners' % of Remaining Oil
                                                         ---------------------------------------------------
       Gross Production                                      Water Depths              Water Depths
    (Bbls of Oil Per Day)                                less than 200 meters        greater than 200 meters
    ---------------------                                ---------------------       -----------------------
Up to 10,000  . . . . . . . . . . . . . . . . . . . . .           40%                         50%
10,001 to 20,000  . . . . . . . . . . . . . . . . . . .           30%                         50%
20,001 to 25,000  . . . . . . . . . . . . . . . . . . .           20%                         50%
25,001 to 30,000  . . . . . . . . . . . . . . . . . . .           20%                         40%
30,001 to 50,000  . . . . . . . . . . . . . . . . . . .           10%                         40%
Over 50,000 . . . . . . . . . . . . . . . . . . . . . .           10%                         30%

                                                                Working Interest Partners' % of Remaining Gas
                                                               ----------------------------------------------
       Gross Production                                            Water Depths              Water Depths
     (Mcf of Gas Per Day)                                      less than 200 meters        greater than 200
     --------------------                                      --------------------        ------------------
Up to 75,000  . . . . . . . . . . . . . . . . . . . . . .               40%                       50%
75,001 to 150,000 . . . . . . . . . . . . . . . . . . . .               30%                       50%
Over 150,000  . . . . . . . . . . . . . . . . . . . . . .               20%                       40%

RESERVES

     At December 31, 1994, gross proved oil and gas reserves for the CI-11 area were estimated to be 27.9 million barrels and 173.1 million cubic feet of gas. The Company's net proved oil and gas reserves at December 31, 1994 were 5.3 million barrels of oil equivalent. The Company's share of proved reserve quantities includes an assumed dollar amount of estimated future production necessary to recover costs. Therefore, the amount of Company net reserves for a given amount of total CI-11 reserves varies with the assumed oil and gas prices. The Company's net reserves include its share of cost recovery petroleum, remaining petroleum and tax petroleum which are 2.9 million equivalent barrels, 1.7 million equivalent barrels, and 0.7 million equivalent barrels, respectively.

CERTAIN RISKS APPLICABLE TO OPERATIONS IN IVORY COAST

     The Company's activities in the Ivory Coast are subject to certain risks, including political and economic uncertainties, risks of cancellation or unilateral modification of agreements, operating restrictions, currency repatriation restrictions, expropriation, export restrictions, the imposition of new taxes and the increase of existing taxes, inflation and other risks arising out of foreign government sovereignty over areas in which the operations are conducted.

MALAYSIA

GENERAL

     In September 1992, the Company acquired a 10% net working interest in the SB-4 contract area offshore Sabah, Malaysia, covering 1,556,100 acres. In 1993, the Company exercised an option to increase its net working interest to 15% in the contract area.

     The initial well, Titik Terang #1, reached a total depth of 9,021 feet in October 1992 and was abandoned as a gas discovery after three tests flowed gas at a combined flow rate of approximately 46 Mmcf per day. The well encountered in excess of 250 feet of net gas pay. Since that time, the Company has acquired both 2-D and 3-D seismic data over the discovery, as well as other parts of the block. Based upon this data, the Company, together with its joint venture partners, has identified at least two additional prospects. However, the joint venture partners have been waiting for the award by the government of Sabah of a contract for electric power generation using natural gas as fuel. After extensive delay in the award process, provisional selection of a bid was made in December 1994. If a gas sales contract is signed, it would trigger a cost recovery process whereby additional exploratory, as well as development, costs would be recovered out of the first revenues from such gas sales. The joint venture partners have determined that additional work will take place only when such a gas sales agreement is in place.

     During 1993, the Nangka-1 well was drilled on a second structure to a total depth of 5,366 feet without successfully finding hydrocarbons. Neither the Company nor its joint venture partners have any additional activities planned for this structure at this time.

CERTAIN RISKS APPLICABLE TO OPERATIONS IN MALAYSIA

     The Company's activities in Malaysia are subject to certain risks, including political and economic uncertainties, risks of cancellation or unilateral modification of agreements, operating restrictions, currency repatriation restrictions, expropriation, export restrictions, the imposition of new taxes and the increase of existing taxes, inflation and other risks arising out of foreign government sovereignty over areas in which the operations are conducted.

EGYPT

GENERAL

     In August 1994, the Company acquired a 25% working interest in the Qarun Concession Agreement ("QCA") located 45 miles southwest of Cairo, Egypt. The concession covers approximately 1.9 million acres. The Company, together with its QCA partners, were committed to drill at least one exploratory well in the initial three year exploratory period. The exploration rights may be extended up to an additional four years by assuring additional drilling obligations.

     The first exploratory well, the El Sagha #1A, was spudded on August 28, 1994 with dual objectives at approximately 9,000 and 14,000 feet. The shallower objectives were successfully drilled and logged with open hole logs indicating hydrocarbon zones in both the Bahariya and Kharita formations. The logs indicated the presence of an aggregate of over 100 feet of net oil pay in three sandstone intervals in the Bahariya plus over 100 feet of net oil pay in a single sandstone interval in the Kharita. Analysis of a 90-foot core of some of the Bahariya pay zones indicated good reservoir quality. While drilling to the deeper objectives, mechanical problems developed which eventually lead to the plugging and abandonment of the well without production testing.

     On November 30, 1994, the El Sagha #2 was spudded at a location approximately 1.6 miles northwest of the El Sagha #1. This exploratory well had the same objectives (shallow and deep) as the first well and resulted in the second new field discovery. This well encountered at the shallow objective approximately 45 feet of net pay which tested at a rate of 1,370 barrels of 38 degree crude oil per day from 22 feet of perforations.

     Activity in 1995 will include the drilling of a well updip to the El Sagha #1A, the drilling of an exploratory well updip to a well drilled several years ago with oil pay on water and the drilling of other prospects which have been identified on the block. In addition, the Company plans to participate in a bid for a concession which will be offered by the Egyptian government in March 1995.

     Pursuant to the QCA, after commercial quantities of petroleum are established, an Egyptian operating company will be formed to operate the block. The operating company will be jointly owned by the QCA partners and EGPC (the Egyptian national oil company). Production facilities and transportation pipelines would need to be constructed before commercial production could begin.

QARUN CONCESSION AGREEMENT

     Under the QCA, the working interest partners pay 100% of capital and operating costs and the production is split between EGPC and the working interest partners. Up to 40% of the oil and gas produced and sold from the Qarun concession is available to the working interest partners to recover costs ("cost recovery petroleum"). Cost recovery petroleum forms a single, unified pool for the entire concession from which costs of all fields, zones, products and types may be recovered without differentiation, except that operating costs are recovered prior to the recovery of any capital costs. Capital costs (which include exploration, development and other equipment and facilities costs) are amortized for recovery over five years while operating expenses are recoverable on a current basis. To the extent that costs eligible for recovery in any quarter exceed the amount of cost recovery petroleum produced and sold in that quarter, such costs are recoverable from cost recovery petroleum in future quarters with no limit on the ability to carry forward such costs. Any portion of cost recovery petroleum not used to recover costs goes to EGPC.

     The remaining 60% of oil and gas produced and sold ("remaining petroleum") is divided between EGPC and the working interest partners. All Egyptian government royalties and the working interest partners Egyptian income taxes attributable to their share of Egyptian taxable income, determined in barrels ("tax petroleum"), are included in EGPC's share of remaining petroleum.

     The working interest partner's percentage of remaining petroleum ("remaining oil") is applied to increments of production based on the gross daily average of oil production determined on a quarterly basis as follows:

      Gross Production                                                  Working Interest Partners
   (Bbls of Oil Per Day)                                                   % of Remaining Oil
   ---------------------                                                -------------------------
Up to 5,000 . . . . . . . . . . . . . . . . . . . . . . . . . . .                  30%
5,001 to 25,000 . . . . . . . . . . . . . . . . . . . . . . . . .                  25%
25,001 to 50,000  . . . . . . . . . . . . . . . . . . . . . . . .                  22%
Over 50,000 . . . . . . . . . . . . . . . . . . . . . . . . . . .                  20%


   The working interest partners percentage of the gas segment of remaining petroleum is 22%.

RESERVES

    At December 31, 1994, gross proved oil reserves for the Qarun concession were estimated to be 23.6 million barrels. No proved gas reserves had been assigned at December 31, 1994. The Company's net proved oil reserves at December 31, 1994 were 3.5 million barrels. The Company's share of proved reserve quantities includes an assumed dollar amount of estimated future production necessary to recover costs. Therefore, the amount of Company net reserves for a given amount of total concession reserves varies with the assumed oil price. The Company's net reserves include its share of cost recovery petroleum, remaining petroleum and tax petroleum which are 1.9 million barrels, 1.0 million barrels and 0.6 million barrels, respectively.

CERTAIN RISKS APPLICABLE TO OPERATIONS IN EGYPT

    The Company's activities in Egypt are subject to certain risks, including political and economic uncertainties, risks of cancellation or unilateral modification of agreements, operating restrictions, currency repatriation restrictions, expropriation, export restrictions, the imposition of new taxes and the increase of existing taxes, inflation and other risks arising out of foreign government sovereignty over areas in which the operations are conducted.

TURKEY

GENERAL

    The Company owns interests in the "Isparta Permit," "Egridir Permit" and "Akseki Permit" in southwestern Turkey covering 1,714,350 gross acres. In 1992, the Company contributed to Tatex a 10% working interest in all three exploration licenses, concurrently with the contribution to Tatex by Tatneft of a study which Tatneft conducted of the area.

    In April 1993, the Company signed a farm-out agreement with Tatneft whereby Tatneft would conduct certain activities in the permit areas during 1993 to earn the right to drill two exploratory wells in 1994. The first phase of the farm-out agreement was fulfilled during the last quarter of 1993 when Tatneft successfully completed a 195 kilometer seismic survey. In the second phase, Tatneft agreed to drill at least one exploratory well during 1994 and to consider drilling a second well. The first well, Sobutepe #1, was spudded on August 21, 1994. The well has been temporarily suspended at approximately 9,350 feet. Tatneft will determine in early 1995 whether or not to re-enter the well.

    The Company's share of the costs for the seismic survey and for the two exploratory wells is borne by Tatneft in exchange for a portion of the Company's working interest in the permit areas. Including its interest through Tatex, the Company will retain in the three areas a 26.2% working interest after the drilling of the first exploratory well.

    Tatneft has informed the Company that at this time it does not intend to drill the second exploratory well. Therefore, the Company relinquished 737,013 gross acres in February, 1995.

CERTAIN RISKS APPLICABLE TO OPERATIONS IN TURKEY

    The Company's activities in Turkey are subject to certain risks, including political and economic uncertainties, risks of cancellation or unilateral modification of agreements, operating restrictions, currency repatriation restrictions, expropriation, export restrictions, the imposition of new taxes and the increase of existing taxes, inflation and other risks arising out of foreign government sovereignty over areas in which the operations are conducted.

ARGENTINA

GENERAL

    The Company owns overriding royalty interests in approximately 1,268,200 gross acres in the northwest basin of Argentina. The properties are comprised of the Santa Victoria exploration permit and Ipaguazu concession, covering 1,114,900 acres, and the El Chivil and Surubi concessions, covering 153,300 acres.

     In late 1992, the Company decided to farmout or sell its working interest in these properties and in 1993, sold all of its producing and non-producing properties. The Company retained an overriding royalty interest in the properties.

CERTAIN RISKS APPLICABLE TO OPERATIONS IN ARGENTINA

    The Company's activities in Argentina are subject to certain risks, including political and economic uncertainties, risks of cancellation or unilateral modification of agreements, operating restrictions, currency repatriation restrictions, expropriation, export restrictions, the imposition of new taxes and the increase of existing taxes, inflation and other risks arising out of foreign government sovereignty over areas in which the operations are conducted.

                              PIPELINE OPERATIONS

GENERAL

    The Company's pipeline operations, acquired during 1990, are conducted through USAgas Pipeline, Inc. ("USAgas"). In 1992, the Company increased its ownership in these operations from 80% to 100% in a non-cash transaction. USAgas is engaged in the operation and development of natural gas gathering systems, natural gas processing and treating plants and the marketing and transportation of natural gas for the Company and its joint interest partners. USAgas purchases and takes title to gas at the wellhead, processing plants or other points of receipt and sells such gas to major pipelines, industrial and institutional users, local gas distribution companies and electric utilities.

    USAgas' pipeline operating assets are as follows:

                                                                           Capacity
                                                                         ---------------
Natural Gas Processing Plant  . . . . . . . . . . . . . . . . . .     20,000 gallons/day
Natural Gas Treating Plant  . . . . . . . . . . . . . . . . . . .         10,000 Mcf/day
Gathering Systems (14 systems)  . . . . . . . . . . . . . . . . .        250,000 Mcf/day

NATURAL GAS MARKETING

     USAgas' gas marketing activities are conducted through its office in Houston, Texas. It is USAgas' general practice to contract for a diverse supply of gas from various geographic locations and producers to minimize its reliance on any single source or region and to maximize its ability to deliver gas to its customers.

     USAgas' practice is to match its gas sales contracts with corresponding gas purchase contracts. A single matched group may include one or more sales contracts and one or more purchase contracts. The objective is for the corresponding purchase and sales contracts to provide for the same aggregate maximum (and minimum, if any) volumes of gas to be delivered, to extend for the same term between price re-determinations or other possible events of termination and to provide for a built-in "spread" between the purchase and sales prices.

NATURAL GAS SUPPLY

     There is a trend in the natural gas pipeline business toward more flexibility in commitment of gas reserves both as to term and pricing. It is not practical for a pipeline company to tabulate gas reserves as being firmly committed to its facilities. The Company believes that most of the gas wells connected to USAgas' fourteen existing gathering systems are likely to remain connected until their depletion. The gas from these reserves is primarily sold to customers under contracts which require the customers to purchase defined daily volumes. The shutting in or curtailment of these volumes is minimized because the systems are tied into numerous major East Texas/Northwest Louisiana pipeline systems. When one market lowers its daily throughput requirements, the natural gas can be routed to another market.

     In order for USAgas to maintain current levels of throughput in its pipeline systems, new natural gas supplies must be obtained, primarily from newly drilled wells, to offset the natural decline of production from existing wells. Newly drilled wells also provide opportunities to increase business by building additional natural gas pipeline systems to purchase or transport these new supplies. However, the Company cannot predict whether new natural gas supplies will become available in adequate quantities to maintain current levels of throughput in USAgas' pipeline system.

NATURAL GAS PIPELINE OPERATIONS

     The natural gas pipeline operations involve transportation of natural gas located primarily in East Texas for others on a fee basis as well as the purchase of natural gas from various suppliers and the transportation and resale of such natural gas. USAgas' pipeline systems have considerable flexibility in providing connections between producing and consuming areas. The systems have multiple interconnections with interstate and intrastate pipelines.

NATURAL GAS PROCESSING

      USAgas' natural gas processing plant located in McLeod, Texas extracts natural gas liquids (ethane, propane, butane and natural gasoline, collectively, "NGLs") from natural gas supplied by producers located on two gathering systems. After processing, the residue natural gas is sold. The processing contracts provide that USAgas receives, as its fee for the gathering, processing, treating and compressing of the natural gas, a portion of the proceeds from the sale of the extracted NGLs and a portion of the proceeds from the sale of the residue gas. USAgas sells the extracted NGLs and residue gas on the open market. The profitability of such plants depends directly upon the volumes and sales prices of the extracted NGLs and residue gas.

NATURAL GAS TREATING

      USAgas owns a natural gas treating plant also located in McLeod, Texas. Natural gas treating operations involve removing impurities from natural gas to make it marketable. This service is generally performed for purchasers or producers located on the gathering systems. USAgas' facility removes acid gas components, such as carbon dioxide, and inert gases, such as nitrogen, from the natural gas delivered to the facility. These services are performed under long-term contracts for a fee per unit of natural gas treated. The Company has temporarily shut down operations of the nitrogen rejection unit at its McLeod plant because of insufficient quantities of nitrogen laden natural gas. The Company is not certain when sufficient quantities of nitrogen laden natural gas will be available to resume operating this unit.

COMPETITION

     The natural gas pipeline industry is highly competitive, both in terms of buying, transporting and marketing natural gas on existing pipelines and in terms of obtaining opportunities to construct new pipelines to connect new supplies and serve new markets. Because of intense competition and market uncertainties, USAgas' ability to maintain or increase its natural gas pipeline throughput cannot be predicted. In addition, gas pipeline operations are subject to significant state and federal regulations.

                                OTHER OPERATIONS

INVESTMENT PROPERTIES INTERNATIONAL LIMITED

     The Company owns a 47% equity interest in Investment Properties International Limited ("IPI"), a real estate investment company now in liquidation under the supervision of a liquidator appointed by the Supreme
Court of Ontario. The principal asset of IPI is 89% of the equity interest in Property Resources Limited ("PRL"), a Bahamian real estate investment company. The Board of PRL has undertaken to liquidate PRL and has made seven distributions to its shareholders of proceeds received from the disposition of its assets. The Company has received approximately $77.8 million in liquidating distributions since 1979. The estimated net realizable assets of IPI and PRL are subject to liquidators' fees and to certain other claims which could reduce the amount of any potential future distributions. Definitive information as to the remaining net realizable assets of IPI is not readily available. However, based upon the limited information available, the Company believes that the majority of the assets have been liquidated. The Company received no distribution from IPI during 1994 or 1992 and $1.3 million in 1993. At December 31, 1994 and 1993, the Company had no costs recorded related to this investment.

ARCTIC ISLANDS INTEREST

     The Company has interests in thirteen "Significant Discovery Areas" ("SDAs") representing 752,293 gross (33,364 net) acres in the Queen Elizabeth Islands. These SDAs are Hecla, Whitefish, Cisco, Drake, Char, Balaena, Cape MacMillan, MacLean, Skate, Jackson Bay, Kristoffer Bay, Cape Allison and Sculpin. In the current economic environment, oil and gas prices are not sufficient to generate positive cash flows from the production of oil and gas from any of the aforementioned SDAs. Additionally, certain environmental and engineering questions must also be resolved and transportation facilities for Arctic oil and gas must be developed. Development of the region may also be slowed by reduced demand, uncertain price structures and the Canadian government's policies regarding the export of natural resources. The Company cannot predict when or if its Arctic interest may be developed. At December 31, 1994 and 1993, the Company had no costs recorded related to this investment.

NORTH COOK INLET

     The Company has a 1% override in 9,620 acres in the North Cook Inlet area of Alaska. Test rates announced for certain wells drilled during 1993 indicate the presence of a potentially significant oil field. The Company continues to monitor the activity in this area.

FOREIGN ACREAGE

     The Company's acreage in areas outside the United States as of December 31, 1994 is summarized in the tables below.

                                                            Undeveloped Acreage
                                        ----------------------------------------------------------
                                        Working Interest Acreage          Royalty Interest Acreage
                                        ------------------------          ------------------------
AREA:                                    Gross             Net             Gross             Net
                                        ---------        --------         ---------        -------
Arctic Islands  . . . . . . . . .         752,293          33,364             --              --
Argentina . . . . . . . . . . . .           --              --            1,268,100          19,022
Australia . . . . . . . . . . . .           --              --            3,502,007           4,382
Egypt . . . . . . . . . . . . . .       1,900,000         475,000             --              --
Indonesia . . . . . . . . . . . .       1,156,780          19,827             --              --
Ivory Coast . . . . . . . . . . .         335,320          59,755             --              --
Malaysia  . . . . . . . . . . . .       1,556,100         233,415             --              --
Turkey  . . . . . . . . . . . . .       1,714,350         379,043             --              --
                                        ---------       ---------         ---------          ------
                                        7,414,843       1,200,404         4,770,107          23,404
                                        =========       =========         =========          ======

                                                      Producing or Developed Acreage
                                        ----------------------------------------------------------
                                        Working Interest Acreage          Royalty Interest Acreage
                                        ------------------------          ------------------------
AREA:                                     Gross            Net             Gross             Net
                                        ---------        --------         ---------       --------
Argentina . . . . . . . . . . . .            --              --                479            8
Australia . . . . . . . . . . . .            --              --             91,793            80
Indonesia . . . . . . . . . . . .        97,000           1,663                 --            --
                                        -------         -------            -------          ----
                                         97,000           1,663             92,272            88
                                        =======         =======            =======          ====

                                     OTHER

REGULATORY MATTERS

     Regulation at the federal level of natural gas transportation and sale for resale is administered primarily by the Federal Energy Regulatory Commission ("FERC") pursuant to the Natural Gas Act ("NGA") and the Natural Gas Policy Act ("NGPA"). The sale for resale of natural gas in interstate commerce is regulated, in part, pursuant to the NGA, and maximum sales prices of certain categories of gas, whether sold in interstate or intrastate commerce, have been regulated pursuant to the NGPA since 1978. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act of 1989 deregulated natural gas prices for all "first sales" of natural gas, which include all sales by the Company of its own production. Consequently, sales of the Company's natural gas currently may be made at market prices, subject to applicable contract provisions.

     Transportation and sales for resale of gas in interstate commerce by intrastate pipelines are regulated by FERC pursuant to NGPA Section 311.
Section 311 permits intrastate companies under certain circumstances to sell gas to, transport gas for, or have gas transported by interstate pipeline companies, and assign contract rights to purchase surplus gas from producers to interstate pipeline companies without being regulated as interstate pipelines under the NGA. In 1991, FERC issued regulations (Order 555) regarding new pipeline construction, including construction performed by intrastate pipelines of facilities for use for transportation pursuant to Section 311. The regulations impose certain reporting and environmental requirements that could affect new pipeline construction the Company may undertake. While FERC has withdrawn these rules with respect to interstate pipelines, the reporting and environmental requirements still apply to intrastate pipelines.

     In 1990, one aspect of FERC's interpretation of the scope of NGPA Section 311 transportation authority was reversed by an appellate court. In September 1991, and as clarified in September 1992, FERC issued a new rule (Order 537) which generally requires the entity on whose behalf service is provided to take physical custody of and to transport the natural gas at some point during the transaction or to hold title to the natural gas for a purpose related to its status as an intrastate pipeline, local distribution company or interstate pipeline, as applicable. The Company currently offers these services on its intrastate pipelines. The new rule may also affect the availability of transportation for gas sold by the Company.

     Since 1985, FERC has endeavored to make natural gas transportation more accessible to gas buyers and sellers on an open and non-discriminatory basis. These efforts have significantly altered the marketing and pricing of natural gas. Commencing in April 1992, FERC issued Order Nos. 636, 636-A and 636-B ("Order 636"), which contemplate, in part, the unbundling of pipeline merchant and transportation functions. The goal of Order 636 is to ensure comparability of service so that pipeline system supply is treated no differently than gas of third-party shippers. Specifically, Order 636 proposes several procedures to increase competition in the industry, including: (i) the issuance of blanket sales certificates to interstate pipelines for unbundled services; (ii) the continuation of pregranted abandonment of previously committed pipeline sales and transportation services, essentially freeing up unused pipeline capacity and clearing the way for excess transportation capacity to be reallocated to the marketplace; (iii) requiring that firm and interruptible transportation services be provided by the pipelines to all parties on a comparable basis; and
(iv) generally requiring that pipelines derive transportation rates using a straight fixed variable ("SFV") rate method, which places all fixed costs in a fixed demand charge. The specific details of each interstate pipeline's restructuring plan were to be resolved in restructuring compliance filings and through settlement conferences held between each interstate pipeline and all interested parties. In many instances, Order 636 has substantially reduced or brought to an end interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services.

     As of early 1995, FERC has issued final orders accepting most pipelines' Order 636 compliance filings, and had commenced a series of one year reviews of individuals pipeline implementations of Order 636. Numerous parties have filed petitions for review of Order 636, as well as orders in individual pipeline restructuring proceedings. Upon such judicial review, these orders may be remanded or reversed in whole or in part. With Order 636 subject to court review, and pending ongoing FERC reviews of individual pipeline restructurings, it is difficult to predict with precision its ultimate effects.

     While Order 636 does not directly regulate the Company's activities, it has had and will have an indirect effect because of its broad scope. Among other effects, Order 636 has substantially increased competition in natural gas markets, even though there remains significant uncertainty with respect to the marketing and transportation of natural gas. Ultimately, however, Order 636 may enhance the Company's ability to market and transport its gas production, although it may also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violations of such tolerances.

     In December 1992, the FERC issued Order No. 547, governing the issuance of blanket marketer sales certificates to all natural gas sellers other than interstate pipelines. The order eliminates the need for natural gas producers and marketers to seek specific authorization under Section 7 of the NGA from the FERC to make sales of natural gas for resale. Instead, effective January 7, 1993, these natural gas sellers, by operation of the order, were issued blanket certificates of public convenience and necessity allowing them to make jurisdictional natural gas sales for resale at negotiated rates without seeking specific FERC authorization. The FERC intends Order No. 547, in tandem with Order 636, to foster a competitive market for natural gas by giving natural gas purchasers access to multiple supply sources at market-driven prices. Order No. 547 does not apply to sales by the Company of gas produced from its own properties, but Order No. 547 may increase competition in markets in which the Company's natural gas is sold.

     In July 1994, the FERC eliminated a regulation that had rendered virtually all sales of natural gas by pipeline affiliates, such as the Company, to be deregulated first sales. As a result, only sales by the Company of its own production now qualify for this status. All other sales of gas by the Company, such as those of gas purchased from third parties, are now jurisdictional sales subject to the Order No. 547 certificate. The Company does not anticipate this change will have any significant current adverse effects in light of the flexible terms and conditions of the existing blanket certificate. Such sales are subject to the future possibility of greater federal oversight, however, including the possibility the FERC might prospectively impose more restrictive conditions on such sales.

     In October 1992, the Energy Policy Act of 1992 was enacted. This Act streamlined the permitting process necessary to import Canadian gas and altered the treatment of such gas under the NGPA, eliminating the FERC's jurisdiction over the price of non-pipeline sales of gas imported from Canada. Canadian gas imports still require import authorizations from the Department of Energy's Office of Fossil Energy under Section 3 of the NGA, and construction and citing authorizations, where applicable, from the FERC. These changes have enhanced the ability of Canadian producers to export gas to the United States, and increased competition in the domestic natural gas market.

     The FERC has recently announced its intention to re-examine certain of its transportation-related policies, including the appropriate manner in which interstate pipelines release transportation capacity under Order 636, and the use of market-based rates for interstate gas transmission. While any resulting FERC action would affect the Company only indirectly, these inquires are intended to further enhance competition in natural gas markets.

     The Company's natural gas gathering operations may be or become subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement, and management of facilities. Pipeline safety issues have recently become the subject of increasing focus in various political and administrative arenas at both the state and federal levels. For example, federal legislation addressing pipeline safety issues has been introduced, which, if enacted, would establish a federal "one call" notification system. Additional pending legislation would, among other things, increase the frequency with which certain pipelines must be inspected, as well as increase potential civil and criminal penalties for violations of pipeline safety requirements. The Company cannot predict what effect, if any, the adoption of this or to other additional pipeline safety legislation might have on its operations.

     Regulatory agencies in certain states have authority to issue permits for the drilling of wells, regulate the spacing of wells, prevent the waste of oil and gas resources through proration, require drilling bonds and reports concerning operations, and regulate environmental and safety matters. In 1993, the states of Texas and Oklahoma adopted changes to oil and gas production and proration regulations which alter the methods used to prorate gas production from wells located in the state. These measures may limit the rate at which gas can be produced from wells the Company operates or in which it has an interest in such states.

     Operations conducted by the Company on federal oil and gas leases must comply with numerous regulatory restrictions, including various non-discrimination statutes. Additionally, certain operations must be conducted pursuant to appropriate permits issued by the Bureau of Land Management and the Minerals Management Service of the Department of Interior, and, in regard to certain federal leases, with prior approval of drill site locations by the Environmental Protection Agency.

     Regulation of natural gas gathering activities is primarily a matter of state oversight. While some states provide for the rate regulation of pipelines engaged in the intrastate transportation of natural gas, such regulation has not generally been applied against gatherers of natural gas. State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, non-discriminatory take requirements. Natural gas gathering may receive greater regulatory scrutiny at the federal and state levels as the pipeline restructuring under Order 636 is completed. For example, in 1993, the State of Oklahoma enacted a prohibition against discriminatory gathering rates, and recently announced plans to conduct an inquiry on alleged discriminatory practices by gathers and transporters. Commencing in May 1994, FERC issued a series of orders in individual cases that delineate its gathering policy. Among other matters, FERC slightly narrowed its statutory tests for establishing gathering status and reaffirmed that, except in situations in which the gatherer acts in concert with an interstate pipeline affiliate to frustrate FERC's transportation policies, it does not have jurisdiction over gathering facilities and services and that such facilities and services are properly regulated by state authorities. This FERC action may further encourage regulatory scrutiny of natural gas gathering by state agencies. In addition, FERC has approved several transfers by interstate pipelines of gathering facilities to unregulated, independent or affiliated gathering companies. This could increase competition among gatherers in the affected areas. Certain FERC orders delineating its new gathering policy are subject to pending court appeals. The Company's operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services.

     Regulation of gathering and transportation activities in Louisiana and Texas includes various transportation, safety, environmental and non-discriminatory purchase and transport requirements. Most of the Company's intrastate transportation operations occur within the State of Texas. Intrastate pipeline rates excluding rates for city-gate sales for resale are presumed by the Railroad Commission of Texas ("RRC") to be just and reasonable where (I) neither the company nor the customer had an unfair advantage during negotiations, (ii) the rates are substantially the same as rates for similar service, or (iii) competition does or did exist for the market with another supplier of natural gas or an alternative form of energy.

     As required by the Energy Policy Act of 1992, in October 1993 the FERC adopted a proposal to simplify the manner in which oil pipeline rates are set, which, effective as of January 1, 1995, would generally index such rates to inflation, subject to certain conditions and limitations. The FERC's decision in this matter is currently the subject of various petitions for judicial review. It is difficult to predict at this time what effect the new rules might have on the cost of moving the Company's oil, condensate, and other liquid products to market, but the new rules may have the effect of increasing the cost of such transportation.

     The Company cannot predict the effect that any of the aforementioned orders or the challenges to the orders will have on the Company's operations. Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, FERC and the courts. These include Congressional energy bills and executive branch energy initiatives which have as their goal the decreased reliance by the United States on foreign energy supplies. The Company cannot predict when or whether any such proposals or proceedings may become effective.

     Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the public health and the environment, may affect the Company's operations, expenses and costs. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may impact the environment, such as emissions of pollutants, generation and disposal of wastes, and use and handling of chemical substances. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for the Company and other similar businesses throughout the United States, and it is possible that the costs of compliance with environmental laws and regulations will continue to increase. In particular, Congress is currently considering reauthorization of the Federal Resource Conservation and Recovery Act ("RCRA"), the principal statute governing the disposal of solid and hazardous wastes, and Congressional committees are considering amendments to RCRA in connection with such reauthorization that would repeal the statutory exemption that classifies oil and gas exploration and production wastes as non-hazardous. Such amendments, if adopted, could result in substantial remedial obligations with respect to such wastes being imposed on domestic oil and gas producers, including the Company. State initiatives to regulate further the disposal of oil and gas wastes are also pending in certain states, including states in which the Company has operations, and these initiatives could have a similar impact on the Company. For instance, Texas State Senate Bill 1103, adopted in 1991, directs the RRC to promulgate additional rules for the disposal of oil and gas waste; however, no proposed rules have been issued as of the date of this filing. In addition, the Company is subject to laws and regulations concerning occupational health and safety. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental or occupational health and safety laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

     The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA.

     The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover a least some costs in a potential spill. On August 25, 1993, the United States Minerals Management Service (the "MMS"), which administers federal oil and gas leases, published an advance notice of its intention to adopt a rule under the OPA that would require owners and operators of offshore oil and gas facilities to establish $150 million in financial responsibility. Under the proposed rule, financial responsibility could be established through insurance, guaranty, indemnity, surety bond, letter of credit, qualification as a self-insurer or a combination thereof. There is some question as to whether insurance companies or underwriters would be willing to provide coverage under the OPA because the statute provides for direct lawsuits against insurers who provide financial responsibility coverage, and most insurers have strongly protested this requirement. Because of the negative comments submitted to the advanced rulemaking notice, the MMS has not yet proposed a financial responsibility rule under the OPA.

     The OPA also imposes other requirements, such as the preparation of an oil spill contingency plan. The Company has such a plan in place. Failure to comply with ongoing requirements or inadequate cooperation during a spill event may subject a responsible party to civil or criminal enforcement actions.

ADDITIONAL FACTORS AFFECTING THE BUSINESS

     The oil and gas business is highly competitive in both the exploration and the acquisition of reserves and in the marketing of oil and gas production. Exploration for oil and gas is subject to a high degree of risk, and the Company faces intense competition from present and potential competitors, many of whom have greater resources than the Company.

     Large expenditures are required to locate and acquire properties and to drill exploratory and development wells, and the Company can never be certain that such expenditures will result in the discovery of oil and gas reserves in commercial quantities sufficient to replace reserves currently being produced and sold. In certain areas where the Company operates, even where natural gas or crude oil is present in substantial quantities, there may be no means to transport the gas or oil to market.

     The operations of the Company have been, and in the future from time to time may be, affected by political developments in countries in which it operates and by federal, state and local laws and regulations, such as restrictions on production, changes in taxes, royalties and other amounts payable to governments or governmental agencies, price controls and environmental protection regulations, and the risks of nationalization and of unilateral cancellation or adverse modification of contract or other rights.

     The exploration, development, and production of crude oil and natural gas are also subject to such operating risks as fires, blowouts, pollution and other hazards. In many cases insurance for such risks is unavailable or prohibitively expensive, and the occurrence of certain uninsured hazards could have a material adverse effect on the Company's financial position and operating results.

EMPLOYEES

     As of March 1, 1995, the Company had a total of 92 full-time employees which included 24 employees of the Company's wholly-owned subsidiary, USAgas. In addition, outside consultants and specialists are sometimes utilized in gathering and analyzing technical data, lease acquisitions, operating activities, and field supervision.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has pending litigation incidental to its operations. Management believes that none of the litigation is expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1994.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The high and low sales prices for the common stock of the Company for each quarter of the two years ended December 31, 1994, in the United States on the New York Stock Exchange (under the symbol "GNR"), were as follows:

                                                      1994 Market Price          1993 Market Price
                                                     --------------------      --------------------
Quarter Ended                                         High          Low          High         Low
-------------                                        -----         ------      ------        ------
March 31  . . . . . . . . . . . . . . . . .          $8.375        $6.750      $8.125        $5.125
June 30 . . . . . . . . . . . . . . . . . .          $7.875        $6.375      $8.875        $6.875
September 30  . . . . . . . . . . . . . . .          $8.125        $7.125      $9.250        $7.875
December 31 . . . . . . . . . . . . . . . .          $9.625        $6.625      $9.000        $6.250

     As of March 1, 1995, the Company had 2,703 stockholders of record. The Company has never paid cash dividends and does not expect to pay cash dividends in the near future.

     As of December 31, 1994 and March 1, 1995, the Company held 3,900,697 of its own shares in treasury.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE YEAR DATA

     Selected financial data for the Company on a consolidated basis is presented below. See Note 1 to Consolidated Financial Statements for discussion of changes in the method of accounting for certain investments and natural gas revenues in 1994, and income taxes in 1993.

                                              1994           1993           1992         1991           1990
                                             -------        -------       -------       -------       -------
                                                    (Amounts in thousands except per share amounts)
Revenues  . . . . . . . . . . . . . . .      $50,772        $70,482       $55,324       $59,933       $58,078
Exploration expense . . . . . . . . . .       18,829          6,822         6,522        11,925         5,947
Net income (loss) from continuing
  operations  . . . . . . . . . . . . .       (8,253)         4,487        (2,846)      (39,105)        7,496
Net income (loss) per share from
  continuing operations(1)  . . . . . .         (.28)           .16          (.12)        (1.66)          .33
Cash provided from operations(2)  . . .       36,670         18,313         7,503        15,258        32,070
IPI distributions . . . . . . . . . . .        --             1,267         --            3,040         4,560
Additions to properties and equipment         45,821         21,547         7,024        24,958        52,492
Standardized measure of discounted
  future net cash flows relating to
  proved oil and gas reserves   . . . .      130,557        106,637        91,511        97,075       168,840
Total assets  . . . . . . . . . . . . .      150,913        160,703       130,861       140,125       179,216
Non-current redeemable bearer shares(3)       17,467         18,375         --            --            --
Common stock subject to put . . . . . .        --             --              200           650         1,040
Shareholders' equity(4) . . . . . . . .      107,756        120,376       114,653       118,156       101,240
Long-term portion of debt . . . . . . .        --             --               55           234        50,167
Working capital . . . . . . . . . . . .       25,039         61,275        40,369        35,012        31,637
Weighted average common shares
  outstanding(5)  . . . . . . . . . . .       29,661         28,361        23,593        23,515        22,543

--------------

(1)  Net income on a fully diluted basis for 1993 was $.15 per share.

(2) To be read in the context of the Consolidated Statements of Cash Flows included in Item 8 herein.

(3) See Note 4 to Consolidated Financial Statements for discussion of redeemable bearer shares.

(4) See Note 5 to Consolidated Financial Statements for discussion of convertible preferred shares.

(5)  Net of treasury shares.

INTERIM FINANCIAL DATA (UNAUDITED)

     The following is a condensed summary of the results of operations for the calendar quarters of 1994 and 1993.

                                                                          1994 Quarter Ended
                                                          ---------------------------------------------------
                                                           March 31      June 30        Sept. 30      Dec. 31
                                                          ---------     ---------       --------      --------
                                                            (Amounts in thousands except per share amounts)
Revenues  . . . . . . . . . . . . . . . . . . . . . .       $13,409       $11,309       $13,453       $12,601
Income (loss) from operations . . . . . . . . . . . .         3,108        (3,206)         (609)       (2,421)
Net income (loss) . . . . . . . . . . . . . . . . . .         2,065        (4,376)       (2,415)       (3,527)
Net income (loss) per share, primary  . . . . . . . .           .07          (.15)         (.08)         (.12)
Net income (loss) per share, fully diluted  . . . . .           .07          (.15)         (.08)         (.12)

                                                                          1993 Quarter Ended
                                                          ---------------------------------------------------
                                                          March 31        June 30       Sept. 30       Dec. 31
                                                          ---------       -------       --------       -------
                                                           (Amounts in thousands except per share amounts)
Revenues  . . . . . . . . . . . . . . . . . . . . . .       $14,758       $17,556       $18,741       $19,427
Income from operations  . . . . . . . . . . . . . . .         2,213           901         2,392         1,149
Net income  . . . . . . . . . . . . . . . . . . . . .         2,230           267         1,612           378
Net income per share, primary . . . . . . . . . . . .           .09           .01           .05           .01
Net income per share, fully diluted . . . . . . . . .           .08           .01           .05           .01

     During the second, third and fourth quarters of 1994, the Company incurred exploration expenditures of $6.4 million, $4.7 million and $6.1 million, respectively. Included in these expenditures were dry hole costs for unsuccessful exploratory wells of $4.6 million, $2.5 million and $3.9 million, respectively.

     During the first and fourth quarters of 1993, the Company recorded gains of $2.1 million ($.09 per share) and $.6 million ($.02 per share), respectively, on the sale of assets. (Unless otherwise indicated, all per share information presented herein is on a per primary share basis.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

       In 1994, 1993 and 1992, the Company generated $36.7 million, $18.3 million and $7.5 million respectively, in cash from operating activities. The Company's expenditures for exploration and development activities in 1994, 1993 and 1992 were $42.9 million, $18.9 million and $7.3 million, respectively. In 1994 and 1992, the Company's expenditures for the acquisition of producing properties were $3.8 million and $15 thousand, respectively. In 1993, the Company acquired no producing properties. The Company currently anticipates expending approximately $37.3 million in 1995 for exploration and development activities. Domestic exploration and development expenditures are projected to be approximately $15.3 million with expenditures related to international exploration and development activities including Russia projected to be approximately $22 million in 1995.

     During 1994, 1993, and 1992 the Company's worldwide oil and gas reserve base increased approximately 14.9 Mmbls (46%), 6.7 Mmbls (26%), and 1.6 Mmbls (6%) of oil equivalent, respectively. These increases are the direct result of the Company exploration and development efforts undertaken during these years.

     The Company's reserve replacement ratio, inclusive of revisions of previous estimates and based on net equivalent barrels, from exploration and development activities for 1994, 1993 and 1992 was 502%, 336% and (6%), respectively. The reserve replacement ratio for 1994 was the result of the Company's 1994 drilling program, primarily international, and positive revisions to previous estimates. The positive reserve replacement ratio for 1993 was the result of the Company's 1993 drilling program, primarily domestic, and positive revisions to previous reserve estimates primarily associated with the Company's Taylor Lake and San Juan properties. The negative reserve replacement ratio for 1992 was the result of downward revisions of previous estimates for the Oak Hill field in East Texas and a diminished drilling program during the year.

RESULTS OF OPERATIONS

     In 1994, the Company had a net loss of $8.3 million ($.28 per share) compared to net income of $4.5 million ($.16 per share) and a net loss of $2.8 million ($.12 per share) in 1993 and 1992, respectively. The net loss for 1994 includes $18.8 million in exploration expenses. During 1993 and 1992, exploration expenses were $6.8 million and $6.5 million, respectively. The increase in exploration expenses during 1994 is reflective of the Company's increased international and domestic exploration activities in comparison to previous years. Included in 1994 exploration expenditures were dry hole costs of $11.2 million as compared to $1.9 million and $0.9 million in 1993 and 1992, respectively. The net income for 1993 includes a $1.3 million distribution from IPI, a $1.6 million net gain on the sale of producing properties, including certain interests in San Juan properties, and $.7 million in gains on other assets sales. The net loss for 1992 includes a $.4 million loss on the disposition of domestic producing properties.

  Oil and Gas

     In 1994, 1993 and 1992, worldwide oil and gas production accounted for $31.9 million (63%), $31.1 million (44%) and $31.2 million (56%) of the
Company's operating revenues, respectively. Domestic oil and gas operations accounted for $20.1 million (40%), $19.3 million (27%) and $19.0 million (34%) of the Company's operating revenues during the same periods, respectively. Indonesian oil and gas operations accounted for $11.7 million (23%), $11.4 million (16%) and $11.7 million (21%) of the Company's operating revenues in 1994, 1993 and 1992, respectively.

     Worldwide oil and gas revenues increased approximately 3% from 1993 to 1994. Slight increases were recorded for both Indonesian and domestic revenues. During 1994, domestic oil and gas revenues increased approximately 4% as compared to 1993. This increase is the direct result of increased natural gas production from the Company's Taylor Lake field and from new offshore fields from which initial production began late in 1994. When compared to 1993, domestic natural gas production increased 27% during 1994. However, this increased production was principally offset by decreases during 1994 as compared to 1993 in gas prices, oil prices and oil production of 12%, 9% and 13%, respectively.

     The slight decrease in worldwide oil and gas revenues from 1992 to 1993 was due primarily to the decrease in Indonesian revenues. Domestic gas production increased approximately 10% in 1993. This increased production was primarily in the Taylor Lake field located in the onshore Gulf Coast area. The price received per Mcf increased 6% and is attributed to the demand for domestic natural gas which resulted in gradually increasing gas prices throughout 1993. These increases were partially offset by decreases in both domestic oil production and the overall price per barrel received in 1993. In 1993, domestic oil production decreased 21% primarily as the result of sales during the fourth quarter of 1992 of certain properties in the Rockies area.

     The Company's oil and gas volumes and unit prices for the United States, Indonesia and Argentina for 1994, 1993 and 1992 are summarized in the following table:

                                                United States                 Indonesia                  Argentina
                                            ----------------------      ----------------------      ----------------------
                                            Volume      Unit Price      Volume      Unit Price      Volume      Unit Price
                                            ------      ----------      ------      ----------      ------      ----------
1994
Oil (MBbl). . . . . . . . . . . . . .          229       $15.65           47          $16.58          --            --
Gas (Mmcf). . . . . . . . . . . . . .        8,904       $ 1.86        4,473          $ 2.45          --            --

1993
Oil (MBbl). . . . . . . . . . . . . .          263       $17.11           54          $18.31          19        $15.47
Gas (Mmcf). . . . . . . . . . . . . .        7,088       $ 2.11        3,769          $ 2.75          --            --

1992
Oil (MBbl). . . . . . . . . . . . . .          334       $18.97           47          $20.65          21        $18.37
Gas (Mmcf). . . . . . . . . . . . . .        6,425       $ 2.00        3,667          $ 2.92          --            --


     The oil and gas revenue variances resulting from volume and price changes for the United States and Indonesia during 1994 and 1993 are summarized in the table below (amounts in thousands).

                                                         United States                  Indonesia
                                                      --------------------        --------------------
                                                        Variance Due to:            Variance Due to:
                                                      Price         Volume        Price         Volume
                                                      -----         ------        -----         ------
1994 VS 1993
------------
Oil . . . . . . . . . . . . . . . . . . . . . .        $  (334)       $  (582)      $   (81)       $ (128)
Gas . . . . . . . . . . . . . . . . . . . . . .        $(2,226)       $ 3,832       $(1,342)       $1,936

1993 VS 1992
------------
Oil . . . . . . . . . . . . . . . . . . . . . .        $  (489)       $(1,347)      $  (126)       $  145
Gas . . . . . . . . . . . . . . . . . . . . . .        $   780        $ 1,326       $  (641)       $  298

     Future oil and gas revenues, both domestic and foreign, will depend on volumes sold and prices received. These in turn will depend on a number of factors beyond the control of the Company including demand and price adjustments under buyers' contracts with Pertamina.

     Production expenses decreased 19% and 27% during 1994 and 1993, respectively, when compared to production expenses of the previous year. Domestic production expenses per equivalent barrel of oil produced during 1992, 1993 and 1994 were $3.68, $2.61 and $1.97, respectively. The decrease in production expenses per equivalent barrel of oil during these three years is reflective of the Company's decision to dispose of certain high cost properties during 1992 and 1993 and of increased production during 1993 and 1994 from the Company's lower cost Taylor Lake field.

     Exploration expenses in 1994 increased approximately $12 million when compared to exploration expenses incurred during 1993 and 1992. This increase is reflective of the increased worldwide exploration activities undertaken by the Company. As a result of these exploration efforts, the Company added during 1994 to its reserve base, excluding Russia, approximately 11.2 Mmbls (43%) on a barrel of equivalent oil bases and increased future discounted net revenues after tax effects approximately $38.8 million (40%). Included in 1994 exploration expenses were dry hole expenditures, leasehold impairments and geological costs of approximately $11.2 million, $2.4 million and $2.9 million. The same expenditures during 1993 were approximately $1.8 million, $2.4 million and $1.0 million, respectively.

     Depletion, depreciation and amortization increased approximately 7% during 1994 when compared to 1993. This increase is the result of an increase in oil and gas production. Domestic depletion, depreciation and amortization per equivalent barrel of oil produced during 1992, 1993 and 1994 were $4.96, $4.12 and $3.83. This downward trend is reflective of disposition of certain high cost properties and of the Company's successful exploration and development activities.

     Administrative expenses decreased 13% and 9% during 1994 and 1993, respectively, when compared to previous years. These decreases are reflective of the Company's continuing efforts to focus on and reduce controllable costs whenever possible. These cost reductions have occurred during periods of increased exploration and development activities and increased oil and gas production.

  Pipeline Operations

     Pipeline operations accounted for $18 million (35%), $38.6 million (55%) and $23.9 million (43%) of the Company's consolidated revenues in 1994, 1993 and 1992, respectively. Pipeline operating expenses exclusive of depreciation were $16.9 million, $37.5 million and $22.0 million for 1994, 1993 and 1992, respectively. The pipeline segment generated losses from operations before taxes of $0.3 million in 1994, $0.6 million in 1993 and $0.3 million in 1992. While the losses from operations before taxes improved during 1994, the pipeline segment continued to experience constricted operating margins. The increase in the loss from operations before taxes from 1992 to 1993 of $0.3 million was primarily the result of decreased operating margins in 1993. The loss in 1992 was due primarily to the impairment of certain pipeline assets and to repairs, environmental and safety expenditures.

     The primary reason for the decrease in pipeline segment revenues and expenditures in 1994 as compared to 1993 was a decrease in marketing activities for working interest partners at the Taylor Lake field. During 1994, revenue and expenses, excluding depreciation, attributable to the marketing of gas production from certain of the Company's operated properties were $3.3 million and $3.2 million, respectively. During 1993, these revenues and expenses were $22.4 million and $22.2 million, respectively. In addition, the Company has temporarily shut down operations of the nitrogen rejection unit at its McLeod plant because of insufficient quantities of nitrogen laden natural gas. The Company is not certain when or if sufficient quantities of nitrogen laden natural gas will be available to resume operating this unit.

     The increase in pipeline segment revenues and expenses from 1992 to 1993 was primarily due to increased gas marketing activities of gas production from certain of the Company's operated properties, and from increased gathering systems volumes. During 1992, revenues and expenses, excluding depreciation, attributable to the marketing of gas production from certain of the Company's operated properties were $5.3 million and $5.2 million, respectively.

  Russian Operations

     The Company, through its 90% owned subsidiary, Texneft, has a net 45% interest in Tatex, a Russian joint venture. Tatex's activities currently include two projects: 1) vapor recovery and 2) the development and operation of the Onbysk field. The vapor recovery activity was expanded in 1994 with a total of 19 units on production at year's end. In addition, a total of 19 wells were drilled in the Onbysk field by the joint venture during the year.

     A third project, which is currently inactive, was a well stimulation program in and adjacent to the Romashkino field. In connection with this project during 1994, a total of 42 stimulations were performed of which 34 were performed within the Onbysk field and 8 in other fields. Activities were directed primarily at the Onbysk field because the Government had not indicated whether or not, in the long-term, incremental oil resulting from the stimulation activities in the Romashkino area would be designated as "own oil" and which may be exported freely for hard currency. Because of the lack of clarification of long-range Government policy towards stimulation, the contract was terminated on November 1, 1994. Should progress be made in establishing a firm "own oil" classification over a clearly defined period, the stimulation program may be reactivated at some later date.

     The assumption of operations by the joint venture of a fourth project, the development of undeveloped reserves underlying urban areas within the Romashkino field, is no longer considered an appropriate project for Tatex under the prevailing tax and administrative uncertainties. As a result, no further action will be taken to finalize the contract for the urban project which existed in draft form. However, Tatneft and Texneft have agreed to examine alternative opportunities to expand Tatex operations into other fields in which exploration but not development, activities have been carried out.

     As of December 31, 1994 and 1993, the Company's advances to Texneft were $18.2 million and $11.7 million, respectively. The Company has recognized net losses from its Russian operations for the periods ended December 31, 1994, 1993 and 1992 of $.1 million, $1.2 million and $.8 million, respectively. Included in the 1994, 1993 and 1992 losses are $3.4 million, $1.4 million and $.3 million, respectively, of expense for the Russian government export tax on crude oil. On March 3, 1995, the Company was notified that Tatex had received an exemption from paying export tax on crude oil sold outside of Russia. The exemption received was for one year and was effective January 1, 1995. The exemption is subject to an annual review by the Government and subject to its approval, can be renewed for two additional years.

LIQUIDITY AND CAPITAL RESOURCES

     Key balance sheet amounts and ratios stated in millions (except ratios and per share amounts) at December 31, 1994, 1993 and 1992 were as follows:

                                                                   1994              1993             1992
                                                                  -------           -------         -------
Cash and cash equivalents . . . . . . . . . . . . . . . .          $  2.7            $ 16.0          $ 19.5
Short-term liquid investments . . . . . . . . . . . . . .          $ 33.3            $ 49.9          $ 21.8
Current assets  . . . . . . . . . . . . . . . . . . . . .          $ 49.5            $ 82.6          $ 55.7
Current liabilities . . . . . . . . . . . . . . . . . . .          $ 24.5            $ 21.4          $ 15.3
Current ratio . . . . . . . . . . . . . . . . . . . . . .             202%              386%            364%
Non-current redeemable bearer shares  . . . . . . . . . .          $ 17.5            $ 18.4          $   --
Shareholders' equity  . . . . . . . . . . . . . . . . .            $107.8            $120.4          $114.7
Debt to equity ratio  . . . . . . . . . . . . . . . . . .            16.2%             15.3%             --
Equity per common share outstanding(1)  . . . . . . . . .          $  3.67           $  4.01         $  4.89
Common shares outstanding at year end . . . . . . . . . .            29.4              30.0            23.5
------------------

(1) If Prudential had converted its Preferred Stock to common stock on December 31, 1992, equity per common share outstanding would have been $3.85. See Note 5 to Consolidated Financial Statements.

     Cash and cash equivalents combined with short-term liquid investments decreased by $30 million during the year ended December 31, 1994. This decrease was primarily due to capital expenditures of $45.8 million and the $5.3 million treasury stock acquisition. These cash outlays were partially offset by the $36.7 million of cash provided by operating activities net of the $16.2 million change in short-term liquid investments.

     Cash and cash equivalents combined with short-term liquid investments increased by $24.7 million during the year ended December 31, 1993. This increase was primarily due to the $19.2 million received in August 1993, representing an interest-free loan, of the remaining cash held by Hambros Trust. The loan is repayable on demand only to the extent necessary to redeem bearer shares presented for exchange until July 2008. The loan is secured by a letter of credit from a bank. The letter of credit is secured by certain of the Company's short-term liquid investments. Each bearer share presented during this period will be redeemed for $6.66. As of December 31, 1994, there were 2,685,487 outstanding bearer shares. In July 2008, the obligation of the Company to holders of bearer shares will cease, the interest-free loan will terminate, and any remaining cash will revert to the Company and will be accounted for as an increase in capital in excess of par value.

     Cash provided by operating activities for the year ended December 31, 1994 was $36.7 million compared to $18.3 million for the same period in 1993. This $18.4 million increase in cash provided by operations is primarily the result of a decrease in short-term liquid investments of $16.2 million.

     Cash provided by operating activities for the year ended December 31, 1993 was $18.3 million compared to $7.5 million for the same period in 1992. This $10.8 million increase in cash provided by operations is primarily the result of a $2.0 million net increase in income from operations adjusted for depletion, impairments, dry hole expense and gain on disposition of properties and an $8.4 million net increase resulting from changes in accounts receivable, other current assets, accounts payable and accrued liabilities for 1993 as compared to 1992.

     The Company expended approximately $45.8 million for additions to properties and equipment in 1994 compared to $21.5 million and $7.1 million in 1993 and 1992, respectively. Capital expenditures combined with the $5.3 million treasury stock acquisition are the primary reasons for the $36.2 million decrease in working capital in 1994. Working capital increased $20.9 million in 1993. The 1993 increase was primarily due to the $19.2 million proceeds from redeemable bearer shares previously discussed.

     In 1995, the Company intends to direct cash flow from its current base of domestic properties and Indonesian interests to expand its exploration and development efforts in the United States, mainly offshore Gulf of Mexico while directing its balance sheet cash (cash and short-term investments) primarily toward international opportunities. The Company plans to spend in 1995 approximately $15.3 million on exploration and development activities in the United States. Capital expenditures for international activities, primarily in Russia, Egypt and the Ivory Coast, are projected to be approximately $22 million for 1995. Factors such as political stability in the various host countries and world oil prices will heavily influence the amount and timing of these expenditures. The Company believes that it has adequate resources to fund these planned expenditures.

     In order to insure that the Company continues to have the necessary financial flexibility in the future, the Company is currently negotiating a $25 million unsecured line of credit. In addition, the Company and its working interest partners are currently negotiating project financing for the Ivory Coast development activities. The Company seeks to finalize these credit resources by mid-1995. In addition, the Company plans to obtain project financing for Egyptian development activities when the extent of those activities is more clearly defined.

     Effective January 1, 1994, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires the use of fair value accounting for investments in marketable equity and all debt securities. The adoption of this statement had no impact on the Company's current year income.

     Effective the second quarter of 1994, the Company changed its method of accounting for natural gas revenues from the sales method, whereby the Company recorded natural gas revenues based on the amount of gas sold, to the entitlements method. Under the entitlements method, the Company records natural gas revenues based upon the Company's entitled share of gas production. The Company believes that the entitlement method will provide a more meaningful presentation of the Company's financial position and will produce a better matching of current revenues and costs. Prior to 1994, the Company had no material gas imbalances, therefore the effect of the change in accounting method would have had no material impact on net income reported in previous periods.
As of December 31, 1994, the Company had recorded a deferred credit from the sale of approximately .4 billion cubic feet of natural gas in excess of its entitled share. As a result, 1994 income was reduced by approximately $.7 million.

     The Company believes inflation has not had a material effect on its domestic operations or on its financial condition, but there can be no assurance that future increases in the inflation rate, particularly in Russia, would not have an adverse effect on the Company's financial statements. In addition, the Company is not aware of any impending material change in its cost of supplies, materials, equipment or labor. The Company's employees are currently not members of any labor union or trade association.

     A continued trend to greater environmental and safety awareness and increasing environmental regulation has resulted in higher operating costs for the oil and gas industry and the Company. The Company believes environmental and safety costs will continue to increase in the future. To date, compliance with environmental laws and regulations has not had a material impact on the Company's capital expenditures, earnings or competitive position. The Company has not received any notices from any regulatory agency regarding violations of environmental laws. The Company monitors environmental laws and believes it is in compliance with applicable environmental regulations and certain air quality standards set by the Texas Air Quality Control Board and other appropriate regulatory agencies. The Company is unable to predict the impact of future laws and regulations on the Company's operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of
Global Natural Resources Inc.:

     We have audited the accompanying consolidated balance sheets of Global Natural Resources Inc. and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Natural Resources Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

     As discussed in notes 1 and 2 to the consolidated financial statements, in 1994 the Company changed its method of accounting for certain investments to adopt the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities." As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for natural gas revenues in 1994. As discussed in notes 1 and 6 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes to adopt the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."




                                        KPMG PEAT MARWICK LLP


Houston, Texas
February 28, 1995

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                                       1994            1993
                                                                                      --------       --------
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . .     $  2,678       $ 16,045
   Short-term liquid investments  . . . . . . . . . . . . . . . . . . . . . . . .       33,279         49,947
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,023         14,081
   Current investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          832          1,663
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,709            891
                                                                                      --------       --------
       Total current assets   . . . . . . . . . . . . . . . . . . . . . . . . . .       49,521         82,627
                                                                                      --------       --------

Properties and equipment, at cost:
   Oil and gas properties (successful efforts method) . . . . . . . . . . . . . .      109,849         91,036
   Pipeline facilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19,320         18,976
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,502         10,054
                                                                                      --------       --------
                                                                                       139,671        120,066
   Less:  accumulated depletion, depreciation and amortization  . . . . . . . . .      (56,587)       (54,156)
                                                                                      --------       --------
       Net properties and equipment   . . . . . . . . . . . . . . . . . . . . . .       83,084         65,910
                                                                                      --------       --------

Investment in Russian joint venture . . . . . . . . . . . . . . . . . . . . . . .       15,641          8,783
Indonesian venture advances, net  . . . . . . . . . . . . . . . . . . . . . . . .        2,453          3,099
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          214            284
                                                                                      --------       --------
                                                                                      $150,913       $160,703
                                                                                      ========       ========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 10,990       $ 14,319
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,196          6,248
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,296            785
                                                                                      --------       --------
       Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . .       24,482         21,352
                                                                                      --------       --------
Deferred credits and other  . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,208            600
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . . . . . . .           --             --
Redeemable bearer shares  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,467         18,375
Shareholders' equity:
   Common stock; authorized 100,000,000 shares at $1.00 par value;
     issued and outstanding 33,335,487 in 1994 and 33,190,287 in 1993 . . . . . .       33,335         33,190
   Capital in excess of par value . . . . . . . . . . . . . . . . . . . . . . . .      138,355        137,648
   Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (44,167)       (35,914)
                                                                                      --------       --------
                                                                                       127,523        134,924
   Less:  treasury stock; 3,900,697 shares in 1994 and 3,186,329 in 1993  . . . .      (19,767)       (14,548)
                                                                                      --------       --------
       Total shareholders' equity   . . . . . . . . . . . . . . . . . . . . . . .      107,756        120,376
                                                                                      --------       --------
                                                                                      $150,913       $160,703
                                                                                      ========       ========

          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                           1994             1993              1992
                                                                       -----------      ------------      ------------
Revenues:
   Oil and gas  . . . . . . . . . . . . . . . . . . . . . . . .        $    31,859       $    31,091       $    31,220
   Pipeline . . . . . . . . . . . . . . . . . . . . . . . . . .             18,009            38,610            23,875
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .                904               781               229
                                                                       -----------       -----------       -----------
                                                                            50,772            70,482            55,324
                                                                       -----------       -----------       -----------
Expenses:
   Production . . . . . . . . . . . . . . . . . . . . . . . . .              3,368             4,173             5,686
   Exploration  . . . . . . . . . . . . . . . . . . . . . . . .             18,829             6,822             6,522
   Pipeline cost of sales . . . . . . . . . . . . . . . . . . .             16,852            37,495            21,990
   Depletion, depreciation and amortization . . . . . . . . . .              8,281             7,764             9,938
   Administrative . . . . . . . . . . . . . . . . . . . . . . .              6,570             7,573             8,337
                                                                       -----------       -----------       -----------
                                                                            53,900            63,827            52,473
                                                                       -----------       -----------       -----------
       Income (loss) from operations  . . . . . . . . . . . . .             (3,128)            6,655             2,851

Other income (expense):
   Interest income  . . . . . . . . . . . . . . . . . . . . . .              2,030             1,954             1,836
   Interest expense . . . . . . . . . . . . . . . . . . . . . .                (76)              (95)             (208)
   Distribution from IPI  . . . . . . . . . . . . . . . . . . .                 --             1,267             --
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . .               (478)            1,201              (853)
                                                                       -----------       -----------       -----------
                                                                             1,476             4,327               775
                                                                       -----------       -----------       -----------
       Income (loss) before income tax expense  . . . . . . . .             (1,652)           10,982             3,626

Income tax expense  . . . . . . . . . . . . . . . . . . . . . .              6,601             6,495             6,472
                                                                       -----------       -----------       -----------
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . .        $    (8,253)      $     4,487       $    (2,846)
                                                                       ===========       ===========       ===========
Income (loss) per share based on weighted average shares
   Net income (loss) primary  . . . . . . . . . . . . . . . . .        $     (0.28)      $      0.16       $     (0.12)
                                                                       ===========       ===========       ===========
   Net income (loss) assuming full dilution . . . . . . . . . .        $     (0.28)      $      0.15       $     (0.12)
                                                                       ===========       ===========       ===========
Weighted average common shares outstanding:
   Primary  . . . . . . . . . . . . . . . . . . . . . . . . . .         29,660,578        28,360,697        23,593,288
                                                                       ===========       ===========       ===========
   Assuming full dilution . . . . . . . . . . . . . . . . . . .         29,660,578        29,903,391        23,593,288
                                                                       ===========       ===========       ===========



          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                             (AMOUNTS IN THOUSANDS)





                                                             1994               1993                1992
                                                             ---------           --------          ----------
COMMON STOCK
   Balance at beginning of year . . . . . . . . . .           $ 33,190           $ 26,701            $ 26,569
   Adjustment of common stock subject to put  . . .             --                     28                  67
   Conversion of preferred stock into common stock              --                  6,311              --
   Issuance of common stock . . . . . . . . . . . .                145                150                  65
                                                              --------           --------            --------
   Balance at end of year . . . . . . . . . . . . .             33,335             33,190              26,701
                                                              --------           --------            --------
CAPITAL IN EXCESS OF PAR VALUE
   Balance at beginning of year . . . . . . . . . .            137,648             88,423              87,739
   Adjustment of common stock subject to put  . . .             --                    172                 383
   Issuance of treasury stock for bearer shares . .             --                   (198)             --
   Issuance of treasury stock to 401(k) plan  . . .                 35                 13              --
   Conversion of preferred stock into common stock              --                 48,387              --
   Issuance of common stock . . . . . . . . . . . .                672                851                 301
                                                              --------           --------            --------
   Balance at end of year . . . . . . . . . . . . .            138,355            137,648              88,423
                                                              --------           --------            --------
CONVERTIBLE PREFERRED STOCK
   Balance at beginning of year . . . . . . . . . .             --                 54,698              54,698
   Conversion of preferred stock into common stock              --                (54,698)             --
                                                              --------           --------            --------
   Balance at end of year . . . . . . . . . . . . .             --                 --                  54,698
                                                              --------           --------            --------
ACCUMULATED DEFICIT
   Balance at beginning of year . . . . . . . . . .            (35,914)           (40,401)            (37,555)
   Net income (loss)  . . . . . . . . . . . . . . .             (8,253)             4,487              (2,846)
                                                              --------           --------            --------
   Balance at end of year . . . . . . . . . . . . .            (44,167)           (35,914)            (40,401)
                                                              --------           --------            --------
TREASURY STOCK
   Balance at beginning of year . . . . . . . . . .            (14,548)           (14,768)            (13,295)
   Acquisition of treasury stock  . . . . . . . . .             (5,289)            --                  (1,473)
   Issuance of treasury stock for bearer shares . .             --                    198              --
   Issuance of treasury stock to 401(k) plan  . . .                 70                 22              --
                                                              --------           --------            --------
   Balance at end of year . . . . . . . . . . . . .            (19,767)           (14,548)            (14,768)
                                                              --------           --------            --------
TOTAL SHAREHOLDERS' EQUITY                                    $107,756           $120,376            $114,653
                                                              ========           ========            ========




          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                             (AMOUNTS IN THOUSANDS)

                                                                                   1994             1993                1992
                                                                                 --------         ---------           ---------
Cash Flow from Operating Activities:
   Net Income (loss)  . . . . . . . . . . . . . . . . . . . . . . . .            $ (8,253)         $   4,487          $  (2,846)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation, depletion and amortization  . . . . . . . . . . .               8,281              7,764              9,938
      Leasehold impairments and dry hole expense  . . . . . . . . . .              13,635              4,272              4,031
      Unrealized loss on short-term liquid and current investments. .                 458                 --                 --
      (Gain) loss on asset sales  . . . . . . . . . . . . . . . . . .                  39             (2,974)               448
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  --                 84               (127)
   Changes in:
      Accounts receivable   . . . . . . . . . . . . . . . . . . . . .               5,058             (2,724)                34
      Other current assets  . . . . . . . . . . . . . . . . . . . . .              (1,986)             2,067                188
      Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .              (3,328)             3,111                 72
      Accrued liabilities   . . . . . . . . . . . . . . . . . . . . .               5,948              2,283             (3,957)
      Short-term liquid investments   . . . . . . . . . . . . . . . .              16,210                 --                 --
      Deferred credits  . . . . . . . . . . . . . . . . . . . . . . .                 608                (57)              (278)
                                                                                 --------          ---------          ---------
   Net cash provided by operating activities  . . . . . . . . . . . .              36,670             18,313              7,503
                                                                                 --------          ---------          ---------
Cash Flows from Investing Activities:
   Additions to oil and gas properties  . . . . . . . . . . . . . . .             (44,854)           (20,114)            (5,637)
   Additions to pipeline facilities and other properties
      and equipment . . . . . . . . . . . . . . . . . . . . . . . . .                (967)            (1,433)            (1,444)
   Decrease in other assets . . . . . . . . . . . . . . . . . . . . .                  --                 --                 57
   Purchases of short-term liquid investments . . . . . . . . . . . .                  --           (829,948)          (966,672)
   Maturities of short-term liquid investments  . . . . . . . . . . .                  --             11,849             19,879
   Proceeds from sales of short-term liquid investments . . . . . . .                  --            789,936            952,458
   Proceeds from sales of assets  . . . . . . . . . . . . . . . . . .               6,724             10,251              4,087
   Investment in Russian joint venture  . . . . . . . . . . . . . . .              (6,859)            (2,465)            (3,689)
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 625                478                 59
                                                                                 --------          ---------          ---------
   Net cash used in investment activities . . . . . . . . . . . . . .             (45,331)           (41,446)              (902)
                                                                                 --------          ---------          ---------
Cash Flows from Financing Activities:
   Proceeds from common stock issuance  . . . . . . . . . . . . . . .                 852                685                366
   Proceeds from redeemable bearer shares . . . . . . . . . . . . . .                  --             19,149                 --
   Redemptions of bearer shares . . . . . . . . . . . . . . . . . . .                (908)              (129)                --
   Acquisitions of treasury stock . . . . . . . . . . . . . . . . . .              (5,289)                --                 --
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 639                (13)              (324)
                                                                                 --------          ---------          ---------
   Net cash provided by (used in) financing activities  . . . . . . .              (4,706)            19,692                 42
                                                                                 --------          ---------          ---------
   Net increase (decrease) in cash and cash equivalents . . . . . . .             (13,367)            (3,441)             6,643
   Cash and cash equivalents at beginning of period . . . . . . . . .              16,045             19,486             12,843
                                                                                 --------          ---------          ---------
   Cash and cash equivalents at end of period . . . . . . . . . . . .            $  2,678          $  16,045          $  19,486
                                                                                 ========          =========          =========
Supplemental disclosure of cash flow information:
Cash paid for:
   Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $      6          $      21          $      52
                                                                                 ========          =========          =========
   Income taxes:
   U. S.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $     --          $     150          $     120
   Foreign  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               6,577              6,320              6,474
                                                                                 --------          ---------          ---------
      Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $  6,577          $   6,470          $   6,594
                                                                                 ========          =========          =========



         See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994


Supplemental disclosure of non-cash investing and financing activities:

     In connection with the Company's Employees 401(k) Savings Plan referred to in Note 7, the Company contributed 14,194 treasury shares during 1994 with a market value of $104,000 to the plan. During 1993, the Company contributed 4,638 treasury shares with a market value of $35,000 to the plan.

     As referred to in Note 5, in March 1993, Prudential converted its preferred stock into 6,311,537 shares of the Company's common stock.

     On September 21, 1992, Noel Group, Inc. ("Noel") completed a distribution of shares owned by Noel in the Company, Garnet Resources Corporation ("Garnet") and VISX, Incorporated ("VISX") to Noel shareholders. The Company received from Noel 46,468 shares of Garnet, 53,907 shares of VISX and 203,098 shares of the Company's stock as a result of the Noel distribution. The Company recorded the investment in Garnet and VISX and the receipt of treasury stock at their respective September 21, 1992 market values and reduced the book value of its investment in Noel by a corresponding amount. On November 29, 1993, Noel distributed shares owned by Noel in Sylvan Foods Holdings, Inc. ("Sylvan") to Noel shareholders. The Company received from Noel 54,860 shares of Sylvan as a result of the Noel distribution. The Company recorded the investment in Sylvan at its November 29, 1993 market value and reduced the book value of Noel by a corresponding amount.

     As a result of the Hambros agreements referred to in Note 4, $.4 million was transferred into capital in excess of par value and $.1 million into common stock as a result of the reduction in common stock subject to put during 1992. In 1993, $.2 million was transferred into capital in excess of par value and approximately $28 thousand into common stock as a result of the reduction in common stock subject to put.





          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Certain reclassifications have been made in the 1993 and 1992 financial statements to conform to presentation used in 1994.

  Principles of Consolidation

     The consolidated financial statements include the accounts of Global Natural Resources Inc. and its majority-owned entities (the "Company"). The Company accounts for its investment in its Russian joint venture using the equity method. All significant intercompany accounts and transactions have been eliminated.

  Cash Equivalents

     The Company considers all investments with a maturity of ninety days or less when purchased to be cash equivalents.

  Short-Term Liquid Investments

     Short-term liquid investments include investments having a maturity at the date of purchase of more than ninety days. These investments, which have a minimum rating of A1/P1, consist primarily of repurchase agreements, commercial paper, certificates of deposit and U.S. government securities and are carried at cost, which approximates market value. The Company believes that no single short-term liquid investment exposes the Company to significant credit risk.
As of December 31, 1994, excluding U.S. government securities, the largest individual short-term liquid investment did not exceed $6 million.

  Current Investments

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("Statement No. 115"), "Accounting for Certain Investments in Debt and Equity Securities." The cumulative effect of this accounting change as of January 1, 1994 had no material impact upon the financial statements of the Company. Under Statement No. 115, the Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. Any securities not classified as trading or held-to-maturity are classified as available-for-sale.

     The Company has no held-to-maturity or available-for-sale securities. Trading securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned.

     Current investments are trading securities carried at fair value. Prior to the adoption of Statement No. 115, current investments were carried at the lower of aggregate cost or market value.

  Oil and Gas Properties

     The Company follows the successful efforts method of accounting for its oil and gas operations whereby acquisition costs and exploratory drilling costs related to properties with proved reserves and all development costs, including development dry holes, are capitalized. Geological and geophysical costs and the cost of retaining unproven properties are charged to expense as incurred. Exploratory drilling costs applicable to unsuccessful exploration efforts are charged to expense at the time the wells or other exploration activities are determined to be nonproductive. Costs incurred to operate and maintain wells and equipment and to lift oil and gas to the surface are expended as incurred. Acquisition costs of unproved properties are evaluated periodically and any impairment assessed is charged to expense. Capitalized costs are depleted using the unit of production method based upon proved reserves for acquisition costs and proved developed reserves for exploration and development costs. Estimated costs (net of salvage value) of dismantling oil and gas production facilities, including abandonment and site restoration costs, are computed by the Company's engineers and are included when calculating depreciation and depletion using the unit-of-production method. On a world-wide basis, should net capitalized costs exceed the estimated future undiscounted after tax net cash flows from proved oil and gas reserves, such excess costs will be charged to expense.

  Other Property and Equipment

     Pipelines, plant and equipment are depreciated on the straight-line method over their estimated useful lives ranging from three to twenty-two years. Miscellaneous property and equipment are depreciated on the straight-line and declining-balance methods, based upon estimated useful lives ranging from three to ten years.

  Investment in Indonesian Production Sharing Contract

     The Company has a 1.714% interest in a joint venture (the "IJV") for the exploration, development and production of oil and natural gas in East Kalimantan, Indonesia, under a production sharing contract ("PSC") with Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, the state petroleum enterprise of Indonesia ("Pertamina"). The Company makes advances to the operator for exploration, development and operating costs. In April 1990, Pertamina and the IJV signed an amendment and a 20-year extension to the PSC with generally similar terms and conditions as the PSC prior to such amendment and extension. The extended PSC will expire August 7, 2018. The share of revenues from the sale of gas after cost recovery through August 7, 1998 will remain at 35% to the IJV after Indonesian income taxes and 65% to Pertamina. The split after August 7, 1998 will be either 25% or 30% to the IJV after Indonesian income taxes and 75% or 70% to Pertamina, depending upon the sales contract involved. Based on current and projected oil production, the revenue split from oil sales after cost recovery through August 7, 2018 will remain at 15% to the IJV after Indonesian income taxes and 85% to Pertamina. These revenue splits are based on Indonesian income tax rates of 56% through August 7, 1998 and 48% thereafter. The cost of the Company's original investment is depleted on a straight-line basis over the remaining life of the original production sharing contract.

  Investment Properties International, Limited (IPI)

     The Company owns 47% of the equity interests in IPI, which was a real estate investment company that is now in liquidation under the supervision of a liquidator. Definitive information relative to the net realizable assets of IPI is not available. However, based upon limited information available from the liquidator, the Company believes that the majority of the assets have been liquidated. In 1993, the Company received a distribution from IPI of approximately $1.3 million. No distributions were received from IPI during 1994 or 1992. At December 31, 1994 and 1993, the Company had no costs recorded related to this investment.

  Foreign Currency Translation

     The Company uses the U.S. dollar as the functional currency for its operations in Russia. Transactions denominated in rubles are translated into U.S. dollars using the market rate.

  Concentrations of Credit Risk

     The Company's trade receivables include amounts due from purchasers of oil and gas production and amounts due from joint venture partners for their respective portions of operating expenses and exploration and development costs. The Company believes that no single customer or joint venture partner exposes the Company to significant credit risk. The Company's customers and joint venture partners may be similarly affected by changes in economic, regulatory or other factors and thereby impact the Company's overall credit risk. There can be no assurance that the Company's joint venture partners will be in a position to pay their joint venture obligations, in which case the Company may be required to assume all or a portion of their financing obligations. Trade receivables are generally not collateralized; however, the Company analyzes customers' and joint venture partners' historical credit positions prior to extending credit.

  Environmental Liabilities

     A provision for environmentally related expenditures is recorded when it is determined that the Company's liability for environmental assessments and/or cleanup is probable and the cost can be reasonably estimated. If it is anticipated that future economic benefit will arise from environmental expenditures, the amounts are capitalized; otherwise, they are expended.

  Natural Gas Revenues

     Effective the second quarter of 1994, the Company changed its method of accounting for natural gas revenues from the sales method, whereby the Company recorded natural gas revenues based on the amount of gas sold, to the entitlements method. Under the entitlements method, the Company records natural gas revenues based upon the Company's entitled share of gas production. The Company believes that the entitlement method will provide a more meaningful presentation of the Company's financial position and will produce a better matching of current revenues and costs. Prior to 1994, the Company had no material gas imbalances, therefore the effect of the change in accounting method would have had no material impact on net income reported in previous periods.
As of December 31, 1994, the Company had recorded a deferred credit from the sale of approximately .4 billion cubic feet of natural gas in excess of its entitled share. As a result, 1994 income was reduced by approximately $.7 million ($.02 per share).

  Income Taxes

     Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 ("Statement No. 109"). This change in accounting method had no impact on income. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Pursuant to the deferred method under APB Opinion 11, which was applied in 1992 and prior years, deferred income taxes were recognized for income and expense items that were reported in different years for financial reporting and income tax purposes using the tax rate applicable for the year of the calculation.

  Earnings per Share

     Earnings per share is computed based upon the weighted average common shares outstanding, computed on a monthly basis. Unexercised stock options do not have a dilutive effect on the reported amount of earnings per common share. Fully diluted earnings per share for 1993 was calculated assuming conversion of Prudential's preferred stock into Company common stock effective January 1, 1993. See Note 5.

(2)  CURRENT INVESTMENTS

     Current investments at December 31, 1994 and 1993 consist of certificates of deposit and U.S. government and corporate debt securities (included in short-term liquid investments), and equity securities (included in current investments). During the twelve month period ending December 31, 1994, the Company recorded $0.5 million of unrealized losses resulting from changes in the differences between cost and market value of short-term liquid investments and current investments.

     Short-term liquid investments at December 31, 1993 were carried at cost which approximates fair value. Current investments at December 31, 1993 were carried at the lower of aggregate cost ($1.7 million) or market value ($1.9 million). In 1993 the Company recorded a net unrealized loss of approximately $0.6 million as the result of changes in the differences between the cost and market value of items held as current investments at year end. No unrealized losses were recorded in 1992.

(3)  INVESTMENT IN TEXNEFT

     In 1990, the Company formed Texneft Inc. ("Texneft") to participate in a joint venture in Russia with Tatneft, a Russian oil production amalgamation which operates the oil fields of Tatarstan, Russia. Texneft, a 90% owned subsidiary, has a 50% interest in the joint venture, Tatex. In November 1994, the Company purchased an additional 10% of Texneft's common stock, increasing its ownership from 80% to 90%. An agreement between the minority shareholder of Texneft and the Company requires the Company to advance to Texneft sufficient cash to fund its administrative expenses and its contributions to Tatex. In turn, Texneft will make no distributions to its shareholders until the Company has been repaid a sum equal to the total of its advances to Texneft. As of December 31, 1994, the Company's outstanding advances totaled $18.2 million.

     Tatex was registered with the Ministry of Finance of the former USSR on November 15, 1990, and subsequently registered with the governments of Russia, Tatarstan and the City of Almetyevsk. The joint venture activities currently include two projects: 1) vapor recovery and, 2) the development and operation of the Onbysk field. A third project which is currently inactive, was well stimulation in and adjacent to the Romashkino field. The assumption of operations by the joint venture of a fourth project, development of undeveloped reserves underlying urban areas within the Romashkino field, is no longer considered an appropriate project for Tatex under the prevailing tax and administrative uncertainties. However, Tatneft and Texneft have agreed to examine alternative opportunities to expand Tatex operations in other fields in which exploration, but not development, activities have been carried out.

     The joint venture capital contributions total approximately $2.8 million as of December 31, 1994. In 1991, Tatneft contributed .5 million rubles while Texneft contributed the equivalent of .5 million rubles at the official exchange rate. Fifty percent of Texneft's initial contribution, or approximately $.4 million, was made in equipment and materials. In 1993, Texneft and Tatneft each contributed $1 million to the Charter Fund as their share of contributions required to finance the development of the Onbysk field and the well stimulation operations.

     Additional funding for the joint venture will be supplied by Texneft and Tatneft through various credit agreements. The aggregate amount of all loans made under the various credit agreements will not exceed $19.5 million from Texneft and a total of 5.2 million rubles and $16.5 million from Tatneft. As of December 31, 1994, 1993, and 1992, outstanding dollar advances from Texneft were approximately $7.2 million, $2.8 million, and $1.8 million, respectively. As of December 31, 1994, outstanding advances from Tatneft were approximately $2.6 million.

     The impact the Russian joint venture has had on the Company's financial statements for the last three years is summarized in thousands in the following table. The revenue and expense information presented is the Company's pro-rata share of Texneft's consolidated financial statements which includes 50% of Tatex activities.

                                                             1994              1993                1992
                                                            -------           -------            -------
Revenues  . . . . . . . . . . . . . . . . . . .             $ 9,981           $ 3,682             $1,654

Expenses
    Operating and administrative  . . . . . . .               6,706             3,530              2,105
    Export taxes  . . . . . . . . . . . . . . .               3,409             1,388                333
                                                            -------           -------             ------
        Total expenses  . . . . . . . . . . . .              10,115             4,918              2,438
                                                            -------           -------             ------
Loss before U. S. income tax  . . . . . . . . .                (134)           (1,236)              (784)

Advances from Company, net  . . . . . . . . . .               6,439             3,700              4,473
                                                            -------           -------             ------
Net increase in equity investment . . . . . . .               6,305             2,464              3,689

Investment at beginning of period . . . . . . .               8,783             6,319              2,630

Acquisition of additional Texneft interest  . .                 553                --                 --
                                                            -------           -------             ------
Investment at end of period . . . . . . . . . .             $15,641           $ 8,783             $6,319
                                                            =======           =======             ======

   The balance sheet information, presented in thousands, in the following table is the Company's pro-rata share of Texneft's consolidated assets and liabilities which includes 50% of Tatex's assets and liabilities.

                                                             1994               1993               1992
                                                            -------            ------             ------
Current assets  . . . . . . . . . . . . . . . .             $ 3,216            $1,514             $2,529

Non-current assets  . . . . . . . . . . . . . .             $12,886            $6,108             $2,943

Current liabilities . . . . . . . . . . . . . .             $ 2,083            $1,183             $  756

Non-current liabilities . . . . . . . . . . . .             $16,133            $8,170             $5,210


     The Internal Revenue Service has ruled that Tatex will be treated as a partnership for U.S. federal tax purposes and that Texneft will be treated as a partner of the partnership. For financial statement purposes, the Company accounts for its investment in Texneft on the equity method.

     In January 1992, the Russian Federation imposed a tax of 30 European Currency Units per ton, currently approximately $5.22 per barrel, on crude oil exported from Russia. Although the Company applied for exemption from the tax in accordance with the procedure stipulated by Regulation 1375-r for enterprises which were registered before January 1, 1992, no exemption was received in 1994 and Tatex continued to pay the tax on crude oil shipments throughout 1994. The Company's pro-rata share of export taxes recorded by Tatex are $3.4 million, $1.4 million and $.3 million in 1994, 1993 and 1992, respectively.

  Subsequent Event (Unaudited)

     On March 3, 1995, the Company was notified that Tatex has received an exemption from paying tax on exported oil. The exemption received was for one year and was effective January 1, 1995. The exemption is subject to an annual review by the government and subject to its approval, can be renewed for two additional years.

  Risks Applicable to Russian Operations

     The Company's activities in Russia are subject to the usual risks associated with foreign operations, including political and economic uncertainties, risks of cancellation or unilateral modification of agreements, operating restrictions, currency repatriation restrictions, expropriation, export restrictions, the imposition of new taxes and the increase of existing taxes, inflation and other risks arising out of foreign government sovereignty over areas in which the operations are conducted. The Company has endeavored to protect itself against certain political and commercial risks inherent in the venture. There is no certainty that the steps taken by the Company will provide adequate protection.

(4)  REDEEMABLE BEARER SHARES

     Global Natural Resources Inc. became the successor issuer to Global Natural Resources PLC, a United Kingdom company ("U.K. Company"), on July 26, 1983 pursuant to the terms of a Scheme of Arrangement (the "Arrangement") under
Section 206 of the English Companies Act. The effect of the Arrangement was to move the domicile of the parent company to the United States from the United Kingdom.

     Under the terms of the Arrangement, 24,270,876 registered common shares of the Company were registered in the name of Hambros Trust ("Trust Shares"). The Trust Shares were held for the owners of share warrants to bearer issued by the U.K. Company. Holders of bearer shares were entitled to receive at their election either cash or Company shares on a share-for-share basis until July 1993. After July 1993, holders of bearer shares are entitled to receive only cash.

     The Arrangement provided that Trust Shares not claimed by July 26, 1988 could be sold by the Trust and the proceeds from such sale together with earned interest be used to satisfy future claims by the holders of share warrants to bearer. Prior to August, 1993 the Company was obligated to maintain a sufficient number of treasury shares or unissued shares to be issued in case the Trust determined that it held an insufficient number of Company shares to effect an exchange. The Company was also obligated to maintain a letter of credit in favor of the Trust equal to the number of Company shares held by the Trust multiplied by the escalated price. This obligation was accounted for as common stock subject to put. Prior to August 1993, unclaimed Trust Shares were included in the total common shares issued and outstanding.

     In August 1993, the Company received $19.2 million, the remaining cash held by the Trust, in the form of an interest-free loan. The loan is repayable on demand only to the extent necessary to redeem bearer shares presented for exchange until July 2008. Each bearer share presented during this period will be redeemed for $6.66. As of December 31, 1994 and 1993, there were 2,685,487 and 2,803,022 outstanding bearer shares, respectively. The loan is secured by a letter of credit from a bank. The letter of credit is secured by certain of the Company's short-term liquid investments. Drawings under the letter of credit will revert to a term loan due more than one year from the date drawn. Therefore the loan, except that portion estimated to be needed for the redemption of bearer shares during the next twelve months, is classified as non-current in the accompanying balance sheet. During 1994 and 1993, there were no drawings under the letter of credit.

     During July 2008, the obligation of the Company to holders of bearer shares will cease, the interest-free loan will terminate, and any remaining cash will revert to the Company and will be accounted for as an increase to capital in excess of par value.

(5)  SHAREHOLDERS' EQUITY

  Preferred Share Purchase Rights Plan

     In October 1988, the Board of Directors of the Company adopted a preferred share rights plan (the "Rights Plan") pursuant to which holders of the Company's common stock were issued rights ("Rights") to purchase shares of a series of the Company's preferred stock. Generally, the Rights are exercisable only if a person or group acquires 20% or more of the Company's outstanding voting stock. The Rights Certificates are exercisable on the tenth business day after the shares acquisition date, as defined, or such later date as determined by the Board of Directors. Each Right entitles the holder thereof to buy one one-hundredth of a share of Series B Junior Preferred Stock ("Preferred Stock") at an exercise price of $20.00 per Right, subject to anti-dilution provisions. The Rights, under certain circumstances are redeemable at the option of the Company's Board of Directors at a price of $.01 per Right and expire on October 20, 1998.

     In addition to the right to purchase Preferred Stock, in the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. In the event that the Company is the surviving corporation in a merger and the Company's common stock is not changed or exchanged, each holder of a Right, other than Rights that are beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of shares of the Company's common stock having a market value of two times the exercise price of the Right.

     In the event that a person or group acquires 20% or more of the outstanding Voting Shares, then each Right (other than Rights owned by the Acquiring Person and its affiliates and associates and all transferees thereof) will entitle the holder to purchase, for the exercise price, a number of shares of the Company's common stock having a then current market value of two times the exercise price of the Right. If this provision becomes effective and the Acquiring Person owns less than 50% of the Company's Voting Shares then outstanding, the Board of Directors would have the option to redeem the Rights in exchange for Common Shares at the rate of one share for each two shares for which the Rights are then exercisable.

  Stock Activity

     The following table reflects the activity in shares of the Company's Common Stock, Convertible Preferred Stock and Treasury Stock during the three years ended December 31, 1994.

                                                               1994               1993                1992
                                                            ----------         ----------          ----------
COMMON STOCK OUTSTANDING
   Shares at beginning of year  . . . . . . . . . .         33,190,287         26,700,646          26,568,681
   Adjustment of common stock subject to put  . . .             --                 28,304              66,965
   Conversion of preferred stock into common stock              --              6,311,537              --
   Issuance of common stock . . . . . . . . . . . .            145,200            149,800              65,000
                                                            ----------         ----------          ----------
   Shares at end of year  . . . . . . . . . . . . .         33,335,487         33,190,287          26,700,646
                                                            ----------         ----------          ----------
CONVERTIBLE PREFERRED STOCK OUTSTANDING
   Shares at beginning of year  . . . . . . . . . .             --              6,153,847           6,153,847
   Conversion of preferred stock into common stock              --             (6,153,847)             --
                                                            ----------         ----------          ----------
   Shares at end of year  . . . . . . . . . . . . .             --                 --               6,153,847
                                                            ----------         ----------          ----------
TREASURY STOCK OUTSTANDING
   Shares at beginning of year  . . . . . . . . . .          3,186,329          3,234,473           3,031,375
   Acquisition of treasury stock  . . . . . . . . .            728,562             --                 203,098
   Issuance of treasury stock for bearer shares . .             --                (43,506)             --
   Issuance of treasury stock to 401(k) plan  . . .            (14,194)            (4,638)             --
                                                            ----------         ----------          ----------
   Shares at end of year  . . . . . . . . . . . . .          3,900,697          3,186,329           3,234,473
                                                            ----------         ----------          ----------

   On May 31, 1994, the Company purchased in a private transaction 705,196 shares of its common stock from Noel Group Inc. ("Noel"). The purchase price was $7.50 per share or approximately $5.3 million. In connection with the repurchase of the shares, two of the four representatives of Noel on the Company's Board of Directors resigned.

  Preferred Stock

   In 1987, the Board of Directors authorized the issuance of 6,153,847 shares of $1.00 par value Series A Preferred Stock (the "Preferred Stock"). All such Preferred Stock was issued to Prudential Insurance Company of America ("Prudential") in 1991 in exchange for $50 million of convertible subordinated notes ("Notes"). Accrued long-term interest of $5.5 million that would have been paid at the end of the term of the Notes, net of unamortized deferred debt costs, was credited to convertible preferred stock. In March 1993, Prudential converted the Preferred Stock into 6,311,537 shares of the Company's common stock. These shares are not registered and Prudential will be unable to sell these shares in the public market without registration with the SEC or an exemption from such registration.

   In 1988, the Board of Directors of the Company authorized the issuance of 750,000 shares of $1.00 par value Series B Junior Preferred Stock for the purpose of issuance upon the exercise of Rights under the Rights Plan as described above. Each share of such preferred stock issuable upon exercise of the Rights will bear quarterly dividends of $2.50, a liquidation preference of $2,000 and will be redeemable by the Company.

  Stock Option Plans

   The Key Employees Stock Option Plan was approved by the Company's shareholders in June 1989. This plan reserved 1,500,000 shares of the Company's common stock for issuance to employees at a price not less than the greater of par value or fifty percent of the fair market value of such shares. Options granted vest as determined by the Board of Directors and expire ten years after grant. All options granted as of December 31, 1994 were granted at the fair market value of the Company's common stock on the date of grant. At December 31, 1994, 70,950 shares of common stock were available for grant.

   Information related to the options granted under the Key Employee's Stock Option Plan is summarized as follows:

                                                 1994                                  1993
                                    --------------------------------     --------------------------------
                                    Number of        Option Price        Number of         Option Price
                                     Shares         Range Per Share       Shares         Range Per Share
                                    ---------     ------------------     ---------      -----------------
Options outstanding:
   Beginning of period  . . . .     1,045,350     $5.1875  - $10.500       939,550      $5.1875 -  $10.50
   Granted  . . . . . . . . . .         5,000     $7.75    - $7.9375       256,500      $6.25   -  $7.875
   Exercised  . . . . . . . . .      (145,200)    $5.1875  - $6.2500      (149,800)     $5.1875 -  $7.250
   Canceled . . . . . . . . . .        (5,400)    $6.25    - $6.6875          (900)     $6.625  -  $6.625
                                    ---------     ------------------     ---------      -----------------
   End of period  . . . . . . .       899,750     $5.1875  - $10.500     1,045,350      $5.1875 -  $10.50
                                    =========     ==================     =========      =================
   Options exercisable  . . . .       662,150     $5.1875  - $10.500       631,400      $5.1875 -  $10.50
                                    =========     ==================     =========      =================


     The 1992 Stock Option Plan ("1992 Plan") was approved by the Company's shareholders in June 1992. This plan reserved 1,000,000 shares of the Company's common stock for issuance to employees, directors and other persons who perform services for or on behalf of the Company. Options granted under the 1992 Plan may be either incentive stock options, ("ISO") within the meaning of the Internal Revenue Code or options which do not constitute incentive stock options ("NQSO"). The price at which the Company can issue the options shall not be less than the fair market value of such shares at the date of the grant for ISO options and shall not be less than 50% of the fair market value of such shares at the date of the grant for NQSO options. As of December 31, 1994, all options granted were NQSO options and all except 50,000 options were granted at the fair market value of the Company's common stock on the date of the grant. On May 3, 1993, 50,000 options were granted to a member of the Board of Directors at an option price of $5.875. The fair market value of the Company's common stock on that date was $8.50. At December 31, 1994, 340,000 shares of common stock were available for grant.

     Information related to the options granted under the 1992 Plan is summarized as follows:

                                                 1994                                  1993
                                     -------------------------------      --------------------------------
                                     Number of       Option Price         Number of        Option Price
                                      Shares        Range Per Share        Shares         Range Per Share
                                     --------     ------------------       -------      ------------------
Options outstanding:
   Beginning of period  . . . .       622,500     $5.875   -  $7.750       500,000      $7.75   -  $7.7500
   Granted  . . . . . . . . . .        37,500     $7.1875  -  $8.000       122,500      $5.875  -  $7.4375
   Canceled . . . . . . . . . .          --          --         --            --          --         --
                                      -------     ------------------       -------      ------------------
   End of period  . . . . . . .       660,000     $5.875   -  $8.000       622,500      $5.875  -  $7.7500
                                      =======     ==================       =======      ==================
   Options exercisable  . . . .       480,000     $5.875   -  $8.000       352,500      $5.875  -  $7.7500
                                      =======     ==================       =======      ==================

  Dividends

No dividends have been paid or declared.

(6) INCOME TAXES

     Effective January 1, 1993, the Company adopted Statement No. 109. The cumulative effect of this accounting change as of January 1, 1993 had no impact on 1993 net income.

     Income before income taxes and the components of income tax expense for each of the three years ended December 31, 1994 stated in thousands, consisted of the following:

                                                       1994            1993            1992
                                                      -------         -------         -------
Income (loss) before income tax expense:
          Domestic  . . . . . . . . . . . . .         $(8,846)        $ 3,599         $(5,132)
          Foreign(1)  . . . . . . . . . . . .           7,194           7,383           8,758
                                                      -------         -------         -------
                                                      $(1,652)        $10,982         $ 3,626
                                                      =======         =======         =======
Current income tax expense:
          Federal . . . . . . . . . . . . . .         $    24         $   175         $    (2)
          Foreign . . . . . . . . . . . . . .           6,577           6,320           6,474
                                                      -------         -------         -------
                                                      $ 6,601         $ 6,495         $ 6,472
                                                      =======         =======         =======

----------------
(1) Includes 1994, 1993 and 1992 losses related to Argentina, Canada, Russia, Malaysia, Ivory Coast, Egypt and Turkey of $4,406, $3,834, and $2,798, respectively.

     The tax effects of temporary differences that gave rise to the significant portions of the deferred tax liability and the deferred tax asset as of December 31, 1993 and 1994 stated in thousands were as follows:

                                                                           1994              1993
                                                                         --------          --------
Deferred tax liability:
     Other assets . . . . . . . . . . . . . . . . . . . . . . .          $   (414)         $   (435)
                                                                         --------          --------
Deferred tax assets:
     Properties and equipment . . . . . . . . . . . . . . . . .             2,766             2,251
     Notes receivable . . . . . . . . . . . . . . . . . . . . .             5,248             6,978
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . .               892               784
     Net operating loss carry forwards  . . . . . . . . . . . .            10,267             8,955
     Percentage depletion carry forwards  . . . . . . . . . . .             3,736             3,485
     Foreign tax credit carry forwards  . . . . . . . . . . . .             1,545             2,067
     Minimum tax credit carry forwards  . . . . . . . . . . . .               934               811
     Investment tax credit carry forwards . . . . . . . . . . .             1,192             1,290
                                                                         --------          --------
         Deferred tax assets  . . . . . . . . . . . . . . . . .            26,580            26,621
     Less - valuation allowance . . . . . . . . . . . . . . . .           (26,166)          (26,186)
                                                                         --------          --------
         Net deferred tax assets  . . . . . . . . . . . . . . .               414               435
                                                                         --------          --------
             Net deferred tax . . . . . . . . . . . . . . . . .          $   --            $   --
                                                                         ========          ========


    The Company's operating loss carry forwards expire in various amounts from 1997-2009, and the investment tax credit carry forwards expire in various amounts from 1995-2000. The statutory depletion carry forward may be carried forward indefinitely. Utilization of these carry forwards may be limited because these tax attributes were generated in separate return limitation years. In management's judgement, it is unlikely that the majority of the deferred tax assets in the preceding table can be realized as reductions in future taxable income or by utilizing available tax planning strategies. Therefore, an appropriate valuation allowance has been established to recognize this uncertainty. The Company will periodically review the likelihood of realizing these assets and adjust the valuation allowance as needed.

    The effective tax rate in the accompanying consolidated statements of operations was more than the computed expected tax expense at the federal statutory rate of 35% for the years ended December 31, 1994 and 1993 and 34% for the year ended December 31, 1992. Sources of these differences for each of the three years ended December 31, 1994 stated in thousands are as follows:

                                                                             1994               1993                1992
                                                                            ------             -------              ------
Computed statutory tax expense (benefit)  . . . . . . . . . . . .           $ (578)            $ 3,843              $1,233
Increase (decrease) in taxes resulting from:
   Foreign taxes paid, net of federal income tax benefits . . . .            4,275               4,107               4,273
   Benefit from sale of stock of Canadian subsidiary  . . . . . .               --              (4,129)                 --
   Income tax benefit not utilized  . . . . . . . . . . . . . . .            2,882               2,499                 527
   Depreciation and depletion applicable to different financial
      cost basis of assets due to purchase accounting . . . . . .               --                  --                 162
   Foreign income not taxed or taxed at different rates on
      which U.S. federal income taxes are not provided  . . . . .               --                  --                 279
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               22                 175                  (2)
                                                                            ------             -------              ------
                                                                            $6,601             $ 6,495              $6,472
                                                                            ======             =======              ======


     Deferred federal income tax provisions result from timing differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each for the year ended December 31, 1992 stated in thousands were as follows:

                                                                                            1992
                                                                                            ------
Intangible exploration and development costs deducted for tax purposes which are capitalized and amortized for
    financial purposes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  645
Lease impairments deducted for tax purposes less than amounts
    recorded for financial purposes . . . . . . . . . . . . . . . . . . . . . . . .           (625)
Depreciation, depletion and amortization deducted for tax purposes
    less than amounts recorded for financial purposes . . . . . . . . . . . . . . .         (1,820)
Other losses recognized for financial purposes prior to recognition
    for tax purposes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,380
Loss on disposal of assets for tax purposes in excess of
    amounts recognized for financial purposes . . . . . . . . . . . . . . . . . . .           (550)
Income tax benefit not utilized . . . . . . . . . . . . . . . . . . . . . . . . . .          1,342
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (372)
                                                                                            ------
                                                                                            $   --
                                                                                            ======



(7)  EMPLOYEES' PENSION AND RETIREMENT BENEFITS

  Pension Plan

     The Company sponsors a defined benefit pension plan which covers substantially all employees. The plan provides benefits based on the employee's years of service and compensation during the years immediately preceding retirement. The Company makes annual contributions to the plan to comply with the minimum funding provisions of the Employee Retirement Income Security Act. The plan investments consist primarily of common equities and fixed income securities.

     The following tables detail (I) the components of pension income and expenses, (ii) the funded status of the plan and amounts recognized in the Company's consolidated balance sheets and (iii) major assumptions used to determine these projected benefit obligations (amounts stated in thousands).

                                                          1994                   1993                  1992
                                                         -------               -------               -------
Components of pension income (expense):
   Service cost . . . . . . . . . . . . . . . . . . .    $  (492)              $  (524)              $  (338)
   Interest cost  . . . . . . . . . . . . . . . . . .       (348)                 (311)                 (309)
   Actual return (loss) on plan assets  . . . . . . .       (306)                  430                   413
   Net amortization and deferral  . . . . . . . . . .        577                  (168)                 (168)
                                                         -------               -------               -------
            Net pension cost . . . . . . . . . . . .     $  (569)              $  (573)              $  (402)
                                                         =======               =======               =======
Actuarial present value of benefit obligations:
   Accumulated benefit obligations
       Vested  . . . . . . . . . . . . . . . . . . .     $ 3,952                $3,877                $3,329
       Nonvested . . . . . . . . . . . . . . . . . .         361                   430                   188
                                                         -------               -------               -------
                 Total . . . . . . . . . . . . . . .     $ 4,313                $4,307                $3,517
                                                         =======               =======               =======
Projected benefit obligations for service rendered
   to date  . . . . . . . . . . . . . . . . . . . . .    $ 5,229                $5,129                $4,258
Plan assets at fair value . . . . . . . . . . . . . .      3,733                 3,952                 3,497
                                                         -------               -------               -------
Projected benefit obligations in excess of plan
   assets . . . . . . . . . . . . . . . . . . . . . .      1,496                 1,177                   761
Unrecognized net transition obligation at January 1,
   1986, recognized over 15 years . . . . . . . . . .        (66)                  (76)                  (88)
Unrecognized prior service cost at January 1, 1989,
   recognized over 9 years  . . . . . . . . . . . . .       (180)                 (189)                 (198)
Unrecognized net loss . . . . . . . . . . . . . . . .       (670)                 (377)                 (106)
                                                         -------               -------               -------
   Accrued pension liability  . . . . . . . . . . . .    $   580                $  535                $  369
                                                         =======               =======               =======
Assumptions:
   Discount rate  . . . . . . . . . . . . . . . . . .        7.5%                  7.0%                  8.0%
   Rate of increase in compensation levels  . . . . .        5.0%                  5.0%                  5.0%
   Expected long-term rate of return on plan assets .        7.0%                  8.0%                  8.0%


  Employee Savings Plan

     On October 1, 1993, the Company adopted the Employees 401(k) Savings Plan ("ESP"), a defined contribution plan, which covers substantially all employees. The Company matches a portion of the employees' contributions with treasury shares of the Company's common stock. The Company recorded expense of approximately $104,000 and $35,000 relating to its contributions to the ESP during 1994 and 1993, respectively.

(8)  COMMITMENTS AND CONTINGENCIES

  Commitments

     In the normal course of business, the Company undertakes commitments for purchases of leases and delay rentals under oil, gas and mineral leases, all of which are not expected to be material.

     The Company leases office space and pipeline equipment under operating leases that expire over the next several years. Minimum annual rental payments stated in thousands for each of the next four years are:

  1995 ...................................         $  344
  1996 ...................................            344
  1997 ...................................            344
  1998 ...................................             29
                                                   ------
                                                   $1,061
                                                   ======


     During 1994, 1993 and 1992, the Company's rent expense was $321,000, $362,000 and $433,000, respectively.

  Contingencies

     The Company has pending litigation incidental to its operations. Management believes none of the litigation is expected to have a material adverse effect on the Company's financial position or the results of operations.

(9)  MAJOR BUSINESS SEGMENTS AND MAJOR CUSTOMERS

     The Company operates in two industry segments, oil and gas exploration, development and production and the transportation of natural gas and crude oil. Oil and gas production is marketed with numerous purchasers under long-term, short-term and spot-market contracts. In 1994, 1993 and 1992, sales to El Paso Natural Gas Company represented 12.8%, 14.8% and 15% of the Company's consolidated oil and gas revenues, respectively. Beginning January 1, 1994, the Company entered into a long-term contract with Midcon Texas Pipeline ("Midcon") for gas sales from the Taylor Lake field. During 1994, 17.7% of the Company's consolidated oil and gas revenues were attributable to sales to Midcon.

     The pipeline segment's customers are primarily located in the Southwest and Midwest states. During 1994, the pipeline segment's sales were concentrated with six customers accounting for 69% of its total sales.

     Financial information by segment is stated in thousands and summarized as follows:

                                                               1994            1993           1992
                                                             --------        --------        --------
Revenues:
     Oil and gas operations (1) ........................     $ 32,763        $ 31,872        $ 31,449
     Pipeline operations ...............................       20,664          43,415          25,721
     Intersegment eliminations .........................       (2,655)         (4,805)         (1,846)
                                                             --------        --------        --------
         Total revenues ................................     $ 50,772        $ 70,482        $ 55,324
                                                             ========        ========        ========
Income (loss) before income tax expense:
     Oil and gas operations (1).........................     $ (2,067)       $ 10,449        $  5,636
     Pipeline operations ...............................         (299)           (642)           (333)
     Corporate .........................................          714           1,175          (1,677)
                                                             --------        --------        --------
         Total income (loss) before income
             tax expense ...............................     $ (1,652)       $ 10,982        $  3,626
                                                             ========        ========        ========
Depletion, depreciation and amortization:
     Oil and gas operations ............................     $  6,690        $  6,331        $  7,598
     Pipeline operations ...............................        1,229           1,184           2,120
     Corporate .........................................          362             249             220
                                                             --------        --------        --------
         Total depletion, depreciation and
             amortization...............................     $  8,281        $  7,764        $  9,938
                                                             ========        ========        ========
Capital expenditures:
     Oil and gas operations ............................     $ 44,854        $ 20,114        $  5,637
     Pipeline operations ...............................          477           1,191           1,201
     Corporate .........................................          490             242             186
                                                             --------        --------        --------
         Total capital expenditures ....................     $ 45,821        $ 21,547        $  7,024
                                                             ========        ========        ========
Identifiable assets:
     Oil and gas operations ............................     $ 92,811        $ 67,524        $ 61,752
     Pipeline operations ...............................       18,303          24,146          20,667
     Corporate .........................................       39,799          69,033          48,442
                                                             --------        --------        --------
         Total identifiable assets .....................     $150,913        $160,703        $130,861
                                                             ========        ========        ========

----------------
(1) See Note 1 for discussion of the 1994 change in method of accounting for natural gas revenues.

     Financial information by geographic area is stated in thousands and summarized as follows:

                                                        1994           1993             1992
                                                      --------       --------         --------
Revenues
      United States . . . . . . . . . . . . .         $ 39,028        $ 58,667         $ 43,066
      Indonesia . . . . . . . . . . . . . . .           11,738          11,349           11,687
      Other International (1) . . . . . . . .                6             466              571
                                                      --------        --------         --------
          Total . . . . . . . . . . . . . . .         $ 50,772        $ 70,482         $ 55,324
                                                      ========        ========         ========
Income (loss) before income tax expense
      United States . . . . . . . . . . . . .         $(11,843)       $  3,557         $ (5,581)
      Indonesia . . . . . . . . . . . . . . .           11,600          11,218           11,556
      Russia (2)  . . . . . . . . . . . . . .             (134)         (1,236)            (784)
      Other International (1) . . . . . . . .           (1,275)         (2,557)          (1,565)
                                                      --------        --------         --------
          Total . . . . . . . . . . . . . . .         $ (1,652)       $ 10,982         $  3,626
                                                      ========        ========         ========
Identifiable assets
      United States . . . . . . . . . . . . .         $115,678        $140,933         $115,227
      Indonesia . . . . . . . . . . . . . . .            4,535           5,636            5,842
      Russia (2)  . . . . . . . . . . . . . .           15,641           8,783            6,319
      Other International (1) . . . . . . . .           15,059           5,351            3,473
                                                      --------        --------         --------
          Total . . . . . . . . . . . . . . .         $150,913        $160,703         $130,861
                                                      ========        ========         ========

----------

(1) Other International includes Turkey, Malaysia, Ivory Coast, Egypt, Argentina and Canada. During 1993, the Company sold its Argentinean and Canadian properties.

(2)  Amounts presented represent the Company's investment discussed in Note 3.

(10) RELATED PARTY TRANSACTIONS

     In 1990, the Company issued 1,100,000 shares of common stock from its treasury to Noel in exchange for Noel's 10% subordinated convertible debenture in the principal amount of $6.6 million (the "Noel Debenture"). On December 31, 1990, the Noel Debenture was surrendered to Noel in exchange for 789,946 shares of Noel common stock, such number of shares having been determined by a formula based upon the net value of Noel's assets. Noel conducts its principal operations through small and medium sized operating companies in which Noel holds controlling or other significant equity interests. Two members of Noel's Board of Directors currently serve on the Company's Board of Directors.

     On September 21, 1992, Noel distributed shares of certain companies owned by Noel to Noel shareholders. The Company received 46,468 shares of Garnet, 53,907 shares of VISX Incorporated ("VISX") and 203,098 shares of the Company's stock as a result of the distribution. During February 1993, the Company disposed of its entire investment in VISX for an average net sales proceeds of $11.76 per share. The distribution by Noel of shares of common stock of the Company reduced Noel's ownership of the Company from approximately 25% to approximately 3%.

     On November 29, 1993, Noel distributed shares of Sylvan Foods Holdings, Inc. ("Sylvan") owned by Noel to Noel shareholders. The Company received 54,860 shares of Sylvan as the result of the distribution. During December 1993, the Company disposed of 25,000 shares of Sylvan stock for an average net sales proceeds of $8.37 per share. During January 1994, the Company disposed of its remaining investment in Sylvan for an average net sales proceeds of $7.89 per share.

     On December 22, 1993, the Company sold 710,000 shares of Noel common stock for an average net sales proceeds of $6.625 per share. On January 10, 1994, the Company sold its remaining 79,946 shares of Noel common stock for an average net sales proceeds of $7.00 per share.

     See Note 5 for discussion of additional related party transactions.

                         GLOBAL NATURAL RESOURCES INC.
        SUPPLEMENTARY TABLES ON RESERVE DATA AND OIL AND GAS OPERATIONS
                                  (UNAUDITED)

                                                                                      Page
                                                                                      ----
Results of Operations for Producing Activities and Costs Incurred in Oil and
   Gas Property Acquisition, Exploration and Development Activities for the
   three years ended December 31, 1994 and Capitalized Costs Relating to Oil
   and Gas Producing Activities at December 31, 1994, 1993 and 1992
   Table 1  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    55

Reserve Quantity Information for the three years ended December 31, 1994
   Table 2  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    58

Standardized Measure of Discounted Future Net Cash Flows Related to Proved
   Oil and Gas Reserves for the three years ended December 31, 1994
   Table 3  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    60

Notes to Supplementary Tables . . . . . . . . . . . . . . . . . . . . . . . . . . .    61

TABLE 1

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
   RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES AND COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION EXPLORATION AND DEVELOPMENT ACTIVITIES FOR THE
    THREE YEARS ENDED DECEMBER 31, 1994 AND CAPITALIZED COSTS RELATING TO
     OIL AND GAS PRODUCING ACTIVITIES AT DECEMBER 31, 1994, 1993 AND 1992
                      (AMOUNTS IN THOUSANDS) (UNAUDITED)

     The following table reflects activity relating to oil and gas producing activities by geographic area:

                                                                                        Other
                                                 United States       Indonesia     International(1)       Total
                                                 -------------       ---------     -----------------      ------
YEAR ENDED DECEMBER 31, 1994
Net Revenues from production:
   Sales of oil and gas to non-affiliates .          $20,119           $11,738          $     2         $31,859
Production (lifting costs)  . . . . . . . .            3,368                --               --           3,368
Depletion, depreciation and amortization  .            6,559               131               --           6,690
Exploration expense . . . . . . . . . . . .           17,710                --            1,119          18,829
Income tax expense  . . . . . . . . . . . .               24             6,577               --           6,601
                                                     -------           -------          -------         -------
Results of activities . . . . . . . . . . .          $(7,542)          $ 5,030          $(1,117)        $(3,629)
                                                     =======           =======          =======         =======
Company's share of Tatex (Russia)
   results of producing activities  . . . .                                                             $ 3,724
                                                                                                        =======
YEAR ENDED DECEMBER 31, 1993
Net Revenues from production:
   Sales of oil and gas to non-affiliates .          $19,272           $11,349          $   470         $31,091
Production (lifting costs)  . . . . . . . .            3,730                --              443           4,173
Depletion, depreciation and amortization  .            5,888               131              312           6,331
Exploration expense . . . . . . . . . . . .            5,580                --            1,242           6,822
Income tax expense  . . . . . . . . . . . .              177             6,320               (2)          6,495
                                                     -------           -------          -------         -------
Results of activities . . . . . . . . . . .          $ 3,897           $ 4,898          $(1,525)        $ 7,270
                                                     =======           =======          =======         =======
Company's share of Tatex (Russia)
   results of producing activities  . . . .                                                             $ 1,311
                                                                                                        =======
YEAR ENDED DECEMBER 31, 1992
Net Revenues from production:
   Sales of oil and gas to non-affiliates .          $18,962           $11,687          $   571         $31,220
Production (lifting costs)  . . . . . . . .            5,115                --              571           5,686
Depletion, depreciation and amortization  .            6,900               131              567           7,598
Exploration expense . . . . . . . . . . . .            6,286                --              236           6,522
Income tax expense  . . . . . . . . . . . .               --             6,474               (2)          6,472
                                                     -------           -------          -------         -------
Results of activities . . . . . . . . . . .          $   661           $ 5,082          $  (801)        $ 4,942
                                                     =======           =======          =======         =======
Company's share of Tatex (Russia)
   results of producing activities  . . . .                                                             $ 1,086
                                                                                                        =======

------------------------
(1) Other International includes Malaysia, Egypt, Ivory Coast, Turkey, Argentina and Canada. During 1993, the Company sold its Argentinean and Canadian properties.





                 See accompanying Notes to Supplementary Tables

TABLE 1 CONTINUED.

              The following table reflects activity relating to costs incurred in oil and gas property acquisition, exploration and development activities by geographic area:

                                             United                                       Other
                                             States         Egypt       Ivory Coast  International(1)       Total
                                           ---------        -----       -----------  ----------------       -----
YEAR ENDED DECEMBER 31, 1994
Property acquisition costs:
  Proved  . . . . . . . . . . . . . .        $ 3,790        $    --         $    --       $    --        $ 3,790
  Unproved  . . . . . . . . . . . . .          2,440            885              --            --          3,325
Exploration costs . . . . . . . . . .         25,876          2,022           3,032           602         31,532
Development costs . . . . . . . . . .          8,773             --           2,624            --         11,397
                                             -------        -------         -------       -------        -------
Total   . . . . . . . . . . . . . . .        $40,879        $ 2,907         $ 5,656       $   602        $50,044
                                             =======        =======         =======       =======        =======
Company's share of Tatex (Russia)
  costs of property acquisition
  exploration and development   . . .                                                                    $ 4,309
                                                                                                         =======
YEAR ENDED DECEMBER 31, 1993
Property acquisition costs:
  Proved                                     $    --        $    --         $    --       $    --        $    --
  Unproved  . . . . . . . . . . . .            3,334             --               9            21          3,364
Exploration costs . . . . . . . . .           12,971             --           4,001           917         17,889
Development costs . . . . . . . . .            1,027             --              41           (10)         1,058
                                             -------        -------         -------       -------        -------
Total   . . . . . . . . . . . . . .          $17,332        $    --         $ 4,051       $   928        $22,311
                                             =======        =======         =======       =======        =======
Company's share of Tatex (Russia)
  costs of property acquisition
  exploration and development   . .                                                                      $ 2,146
                                                                                                         =======
YEAR ENDED DECEMBER 31, 1992
Property acquisition costs:
  Proved  . . . . . . . . . . . . .          $    15        $    --         $    --       $    --        $    15
  Unproved  . . . . . . . . . . . .              273             --              --           507            780
Exploration costs . . . . . . . . .            4,546             --              --         1,500          6,046
Development costs . . . . . . . . .              902             --              --           383          1,285
                                             -------        -------         -------       -------        -------
Total   . . . . . . . . . . . . . .          $ 5,736        $    --         $    --       $ 2,390        $ 8,126
                                             =======        =======         =======       =======        =======
Company's share of Tatex (Russia)
  costs of property acquisition
  exploration and development   . .                                                                      $   614
                                                                                                         =======

------------------------
(1) Other International includes Malaysia, Turkey, Argentina and Canada. During 1993, the Company sold its Argentinean and Canadian properties.





                 See accompanying Notes to Supplementary Tables

TABLE 1 CONTINUED.


The following table reflects the capitalized costs relating to oil and gas producing activities by geographic area:

                                              United                                                     Other
                                              States        Indonesia      Egypt      Ivory Coast    International(1)    Total
                                              ------        ---------      -----      -----------    ----------------    -----
AT DECEMBER 31, 1994
Capitalized cost:
   Unproved . . . . . . . . . . . . . .      $  3,350       $   --         $   885      $     9         $  386         $  4,630
   Producing  . . . . . . . . . . . . .        89,666          3,962         1,877        8,798            916          105,219
Accumulated depletion and
   depreciation . . . . . . . . . . . .       (45,727)        (2,648)          --           --              --          (48,375)
                                             --------       --------       -------      -------         -------        --------
Net Capitalized Costs . . . . . . . . .      $ 47,289       $  1,314       $ 2,762      $ 8,807         $ 1,302        $ 61,474
                                             ========       ========       =======      =======         =======        ========


AT DECEMBER 31, 1993
Capitalized cost:
   Unproved . . . . . . . . . . . . . .      $  6,064       $   --         $   --       $     9         $   389        $  6,462
   Producing  . . . . . . . . . . . . .        76,828          3,962           --         3,784             --           84,574
Accumulated depletion and
   depreciation . . . . . . . . . . . .       (44,832)        (2,516)          --           --              --          (47,348)
                                             --------       --------       -------      -------         -------        --------
Net Capitalized Costs . . . . . . . . .      $ 38,060       $  1,446       $   --       $ 3,793         $   389        $ 43,688
                                             ========       ========       =======      =======         =======        ========

AT DECEMBER 31, 1992
Capitalized cost:
   Unproved . . . . . . . . . . . . . .      $  5,659       $   --         $   --       $   --          $ 1,317        $  6,976
   Producing  . . . . . . . . . . . . .        79,559          3,962           --           --            2,864          86,385
Accumulated depletion and
   depreciation . . . . . . . . . . . .       (52,589)        (2,385)          --           --           (1,047)        (56,021)
                                             --------       --------       -------      -------         -------        --------
Net Capitalized Costs . . . . . . . . .      $ 32,629       $  1,577       $   --       $   --          $ 3,134        $ 37,340
                                             ========       ========       =======      =======         =======        ========

------------------------
(1) Other International includes Malaysia, Turkey, Argentina and Canada. During 1993, the Company sold its Argentinean and Canadian properties.





                 See accompanying Notes to Supplementary Tables

TABLE 2

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                          RESERVE QUANTITY INFORMATION
                               NATURAL GAS (MMCF)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                                  (UNAUDITED)

                                                    United                                            Other
                                                    States      Indonesia(1)     Ivory Coast      International(2)      Total
                                                    ------      ------------     -----------      ----------------      -----
PROVED RESERVES:
JANUARY 1, 1992 . . . . . . . . . . . . .           54,435           74,971           --                  223          129,629
   Revisions of previous estimates  . . .           (6,068)           4,777           --                   56           (1,235)
   Extensions, discoveries and
      other additions   . . . . . . . . .              287             --             --                 --                287
   Sales of reserves-in-place   . . . . .             (175)            --             --                 --               (175)
   Production   . . . . . . . . . . . . .           (6,385)          (3,667)          --                  (40)         (10,092)
                                                    ------           ------         ------             ------          -------
DECEMBER 31, 1992 . . . . . . . . . . . .           42,094           76,081           --                  239          118,414
   Revisions of previous estimates  . . .            6,651            7,394           --                 --             14,045
   Extensions, discoveries and
      other additions   . . . . . . . . .           22,920             --             --                 --             22,920
   Sales of reserves-in-place   . . . . .             (665)            --             --                 (170)            (835)
   Production   . . . . . . . . . . . . .           (7,019)          (3,769)          --                  (69)         (10,857)
                                                    ------           ------         ------             ------          -------

DECEMBER 31, 1993 . . . . . . . . . . . .           63,981           79,706           --                 --            143,687
   Revisions of previous estimates  . . .            1,270            4,757           --                 --              6,027
   Extensions, discoveries and
      other additions   . . . . . . . . .            9,875             --           18,432               --             28,307
   Purchases of reserves in place   . . .            2,079             --             --                 --              2,079
   Sales of reserves-in-place   . . . . .           (8,803)            --             --                 --             (8,803)
   Production   . . . . . . . . . . . . .           (8,904)          (4,473)          --                 --            (13,377)
                                                    ------           ------         ------             ------          -------
DECEMBER 31, 1994 . . . . . . . . . . . .           59,498           79,990         18,432               --            157,920
                                                    ======           ======         ======             ======          =======

PROVED DEVELOPED RESERVES:
   December 31, 1992  . . . . . . . . . .           31,077           54,362           --                  239           85,678
   December 31, 1993  . . . . . . . . . .           42,204           53,931           --                 --             96,135
   December 31, 1994  . . . . . . . . . .           48,946           65,021           --                 --            113,967

------------------------
(1)  All Indonesia Mmcf amounts appearing in this table are for dry gas.
(2) Other International includes Argentina and Canada. During 1993, the Company sold its Argentinean and Canadian reserves.





                 See accompanying Notes to Supplementary Tables

TABLE 2 CONTINUED.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                          RESERVE QUANTITY INFORMATION
                             OIL/CONDENSATE (MBBL)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                                  (UNAUDITED)

                                          United                                                        Other
                                          States        Indonesia        Egypt       Ivory Coast    International(1)    Total
                                          ------        ---------        -----       -----------    ----------------    -----
PROVED:
January 1, 1992 . . . . . . . . . .       1,402           827             --             --              160            2,389
   Revisions of previous estimates         (140)           57             --             --               17              (66)
   Extensions, discoveries and
      other additions   . . . . . .          90           --              --             --              --                90
   Sales of reserves-in-place   . .         (87)          --              --             --              --               (87)
   Production   . . . . . . . . . .        (326)          (47)            --             --              (29)            (402)
                                          -----         -----           -----          -----           -----          -------

December 31, 1992 . . . . . . . . .         939           837             --             --              148            1,924
   Revisions of previous estimates          161           222             --             --              --               383
   Extensions, discoveries and
      other additions   . . . . . .         666           --              --             --              --               666
   Sales of reserves-in-place   . .         (48)          --              --             --             (125)            (173)
   Production   . . . . . . . . . .        (259)          (54)            --             --              (23)            (336)
                                          -----         -----           -----          -----           -----          -------

December 31, 1993 . . . . . . . . .       1,459         1,005             --             --              --             2,464
   Revisions of previous estimates          232           108             --             --              --               340
   Extensions, discoveries and
      other additions   . . . . . .         792           --            3,520          2,210             --             6,522
   Purchase of reserves-in-place  .          15           --              --             --              --                15
   Sales of reserves-in-place   . .         (96)          --              --             --              --               (96)
   Production   . . . . . . . . . .        (229)          (47)            --             --              --              (276)
                                          -----         -----           -----          -----           -----          -------
December 31, 1994 . . . . . . . . .       2,173         1,066           3,520          2,210             --             8,969
                                          =====         =====           =====          =====           =====          =======
PROVED DEVELOPED RESERVES:
   December 31, 1992  . . . . . . .         800           566             --             --               92            1,458
   December 31, 1993  . . . . . . .         859           762             --             --              --             1,621
   December 31, 1994  . . . . . . .       1,085           870             --             --              --             1,955

Company's proportional interest
  in Tatex (Russia) Reserves:
   December 31, 1992  . . . . . . .         --            --              --             --              --             3,906
   December 31, 1993  . . . . . . .         --            --              --             --              --             5,838
   December 31, 1994  . . . . . . .         --            --              --             --              --            11,841

------------------------
(1) Other International includes Argentina and Canada. During 1993, the Company sold its Argentinean and Canadian reserves.





                 See accompanying Notes to Supplementary Tables

TABLE 3
                GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
           STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                RELATED TO PROVED OIL AND GAS RESERVES FOR THE
                      THREE YEARS ENDED DECEMBER 31, 1994
                      (AMOUNTS IN THOUSANDS) (UNAUDITED)

                                            United                                                        Other
                                            States        Indonesia         Egypt      Ivory Coast    International(1)     Total
                                            --------      ---------        -------     -----------    ----------------    --------
DECEMBER 31, 1994
   Future cash flows  . . . . . . . . .     $124,471       $175,855        $55,378       $66,448        $   --            $422,152
   Future production and
      development costs   . . . . . . .       39,075         44,017         29,128        37,595            --             149,815
   Future income taxes  . . . . . . . .        2,076         64,823          9,497         8,974            --              85,370
                                            --------       --------        -------       -------        -------           --------
   Future net cash flows  . . . . . . .       83,320         67,015         16,753        19,879            --             186,967
   10% annual discount for estimated
      timing of cash flows  . . . . . .       23,330         32,792          8,601        10,438            --              75,161
                                            --------       --------        -------       -------        -------           --------
   Standardized measure of discounted
      future net cash flows relating to
      oil and gas reserves  . . . . . .     $ 59,990       $ 34,223        $ 8,152       $ 9,441        $   --            $111,806
                                            ========       ========        =======       =======        ========          ========
   Company's share of Tatex (Russia)
      discounted cash flows . . . . . .                                                                                   $ 27,728
                                                                                                                          ========

DECEMBER 31, 1993
   Future cash flows  . . . . . . . . .     $160,935       $154,573        $   --        $   --         $   --            $315,508
   Future production and
      development costs   . . . . . . .       52,516         43,673            --            --             --              96,189
   Future income taxes  . . . . . . . .        7,705         54,915            --            --             --              62,620
                                            --------       --------        -------       -------        -------           --------
   Future net cash flows. . . . . . . .      100,714         55,985            --            --             --             156,699
   10% annual discount for estimated
      timing of cash flows  . . . . . .       32,487         27,835            --            --             --              60,322
                                            --------       --------        -------       -------        -------           --------
   Standardized measure of discounted
      future net cash flows relating to
      oil and gas reserves  . . . . . .     $ 68,227       $ 28,150        $   --        $   --         $   --            $ 96,377
                                            ========       ========        =======       =======        ========          ========
   Company's share of Tatex (Russia)
      discounted cash flows   . . . . .                                                                                   $ 10,260
                                                                                                                          ========
DECEMBER 31, 1992
   Future cash flows  . . . . . . . . .     $ 97,162       $194,771        $   --        $   --         $ 2,809           $294,742
   Future production and
     development costs  . . . . . . . .       28,678         42,479            --            --             814             71,971
   Future income taxes  . . . . . . . .         --           76,913            --            --            --               76,913
                                            --------       --------        -------       -------        -------           --------
   Future net cash flows  . . . . . . .       68,484         75,379            --            --           1,995            145,858
   10% annual discount for estimated
      timing of cash flows  . . . . . .       26,509         36,772            --            --             842             64,123
                                            --------       --------        -------       -------        -------           --------
   Standardized measure of discounted
      future net cash flows relating to
      oil and gas reserves  . . . . . .     $ 41,975       $ 38,607        $   --        $   --         $ 1,153           $ 81,735
                                            ========       ========        =======       =======        ========          ========
   Company's share of Tatex (Russia)
      discounted cash flows   . . . . .                                                                                   $  9,776
                                                                                                                          ========

------------------------
(1) Other International includes Argentina and Canada. During 1993, the Company sold its Argentinean and Canadian reserves.





                See accompanying Notes to Supplementary Tables

TABLE 3 CONTINUED.

      The following table shows changes in the Standardized Measure of Discounted Future Net Cash Flows for the three years ended December 31, 1994:



                                                           1992         1993        1994
                                                         --------     --------    --------
    Beginning of year . . . . . . . . . . . . . . . . .  $ 97,075     $ 81,735    $ 96,377
    Changes resulting from:
    Sales and transfers of oil and gas produced, net
         of production costs  . . . . . . . . . . . . .   (25,534)     (26,918)    (28,491)
    Net changes in prices and production costs  . . . .    (5,810)     (23,855)     (5,964)
    Extensions, discoveries, additions and improved
        recovery, less related costs  . . . . . . . . .       802       27,493      38,813
    Change in development cost during the period  . . .     3,949        2,629       1,176
    Revisions of previous quantity estimates  . . . . .      (854)      16,014       7,490
    Purchase and sales of minerals-in-place, net  . . .      (685)      (1,763)     (9,115)
    Accretion of discount . . . . . . . . . . . . . . .    13,192       11,206      12,624
    Net changes in income taxes . . . . . . . . . . . .     4,506        7,804     (12,355)
    Changes in production, timing and other . . . . . .    (4,906)       2,032      11,251
                                                         --------     --------    --------
    End of year . . . . . . . . . . . . . . . . . . . .  $ 81,735     $ 96,377    $111,806
                                                         ========     ========    ========


  Notes to Supplementary Tables

     The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development and other factors.

     At December 31, 1994, 1993 and 1992, the Company's gross oil and gas reserve estimates for properties located in the United States, Russia and
Argentina were prepared by Ryder Scott Company Petroleum Engineers.   At
December 31, 1994, Ivory Coast and Egypt gross oil and gas reserves estimates were prepared by Netherland, Sewell & Associates, Inc. At December 31, 1992, Canadian gross oil and gas reserve estimates were reviewed by Coles Gilbert Associates, Ltd. Indonesian reserves are based on information obtained by the Company from public sources.

     Income tax expense (benefit) in Table 1 for United States and Canada is alternative minimum tax. There are no other income taxes for this geographic area because of net operating loss carry forwards (see Note 6 to consolidated financial statements). The income tax expense in Table 1 for Indonesia reflects actual taxes paid in Indonesia.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company will file with the Securities and Exchange Commission pursuant to Regulation 14A a definitive Proxy Statement involving the election of directors not later than 120 days after December 31, 1994. The information required by this item with respect to officers and directors will appear in such definitive Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The Company will file with the Securities and Exchange Commission pursuant to Regulation 14A a definitive Proxy Statement involving the election of directors not later than 120 days after December 31, 1994. The information required by this item with respect to executive compensation will appear in such definitive Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company will file with the Securities and Exchange Commission pursuant to Regulation 14A a definitive Proxy Statement involving the election of directors not later than 120 days after December 31, 1994. The information required by this item with respect to security ownership will appear in such definitive Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company will file with the Securities and Exchange Commission pursuant to Regulation 14A a definitive Proxy Statement involving the election of directors not later than 120 days after December 31, 1994. The information required by this item with respect to certain relationships and related transactions will appear in such definitive Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements listed below are included as Part II, Item 8 hereof:

                                                                                                          Page
                                                                                                          ----
         Consolidated Financial Statements

             Independent Auditors' Report   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        35

             Consolidated Balance Sheets at December 31, 1994 and 1993  . . . . . . . . . . . . . .        36

             Consolidated Statements of Operations for the three years ended December 31,
               1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        37

             Consolidated Statements of Shareholders' Equity for the three years ended December
               31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        38

             Consolidated Statements of Cash Flows for the three years ended December
               31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        39

         Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . .        41

         Supplementary Tables on Reserve Data and Oil and Gas Operations  . . . . . . . . . . . . .        54

(a)(2)   Financial Statement Schedules

         None

(a)(3) A list of Exhibits has been omitted from this document. A copy of such list is available without charge upon written request to:

              Global Natural Resources Inc.
              P. O. Box 4682
              Houston, Texas 77210
              Attention: Eric Lynn Hill
                         Senior Vice President,
                         Finance and Administration

(b)      Reports on Form 8-K for the quarter ended December 31, 1994.

         None

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                                GLOBAL NATURAL RESOURCES INC.

Date:  March 29, 1995                           By  /s/ ROBERT F. VAGT
                                                    -------------------------
                                                        Robert F. Vagt
                                                     Chairman of the Board
                                                      President and Chief
                                                       Executive Officer


Date:  March 29, 1995                           By  /s/ ERIC LYNN HILL
                                                    -------------------------
                                                        Eric Lynn Hill
                                                    Senior Vice President,
                                                  Finance and Administration
                                                     (Principal Financial
                                                    and Accounting Officer)


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED AS OF MARCH 31, 1994.


         /s/ WILLIAM L. BENNETT *
------------------------------------------            Director
             William L. Bennett


         /s/ JOHN A. BROCK *
------------------------------------------            Director
             John A. Brock


         /s/ PAUL E. CARLTON *
------------------------------------------            Director
             Paul E. Carlton


         /s/ J. CHARLES HOLLIMON *
------------------------------------------            Director
             J. Charles Hollimon


         /s/ PATRICK L. MACDOUGALL *
------------------------------------------            Director
             Patrick L. MacDougall


         /s/ JOHN E. MCFARLANE *
------------------------------------------            Director
             John E. McFarlane


         /s/ JAMES G. NIVEN *
------------------------------------------            Director
             James G. Niven


         /s/ SIDNEY R. PETERSEN *
------------------------------------------            Director
             Sidney R. Petersen


         /s/ ROBERT F. VAGT
------------------------------------------       Chairman of the Board
             Robert F. Vagt


* Signed via Power of Attorney

                                EXHIBIT INDEX

(a)3.     Exhibits:

The following documents are included as Exhibits to this report. Those Exhibits listed below as "incorporated herein by reference" are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an Exhibit in the list, copies of the document have been filed with this Report.

        3.1 Restated Certificate of Incorporation of the Company dated May 10, 1983. (Incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1992.)

        3.2 Amendment to Restated Certificate of Incorporation of the Company dated July 31, 1987. (Incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1992.)

        3.3 Amendment to Restated Certificate of Incorporation of the Company dated August 20, 1987. (Incorporated herein by reference to Exhibit 3.3 to the Company's Form 10-K for the year ended December 31, 1992.)

        3.4 Correction to Amendment to Restated Certificate of Incorporation of the Company dated September 9, 1988. (Incorporated herein by reference to Exhibit 3.4 to the Company's Form 10-K for the year ended December 31, 1992.)

        3.5 Amendment to Restated Certificate of Incorporation of the Company dated October 5, 1988. (Incorporated herein by reference to Exhibit 3.5 to the Company's Form 10-K for the year ended December 31, 1992.)

        3.6 Amendment to Restated Certificate of Incorporation of the Company dated October 17, 1990. (Incorporated herein by reference to Exhibit 3.6 to the Company's Form 10-K for the year ended December 31, 1992.)

        3.7 Bylaws of the Company, as amended June 7, 1990. (Incorporated herein by reference to Exhibit 3.7 to the Company's Form 10-K for the year ended December 31, 1992.)

        3.8 Amendment to Restated Certificate of Incorporation of the Company dated May 26, 1993. (Incorporated herein by reference to Exhibit 3.8 to the Company's Form 10-K for the year ended December 31, 1993.)

        3.9 Bylaws of the Company, as amended May 25, 1993. (Incorporated herein by reference to Exhibit 3.9 to the Company's Form 10-K for the year ended December 31, 1993.)

        4.1 Rights Agreement dated as of October 5, 1988 between Global Natural Resources Inc. and Registrar and Transfer Company, which includes the form of Certificate of Amendment of Restated Certificate of Incorporation setting forth the terms of the Series B Junior Preferred Stock, par value $1.00 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C incorporated by reference to Exhibit A to the Company's Registration Statement on Form 8-A, dated October 11, 1988. (Incorporated herein by reference to Exhibit A to the Form 10-Q for the quarter ended September 30, 1988.)

        4.2 First Amendment to Rights Agreement dated as of July 19, 1989 between Global Natural Resources Inc. and Registrar and Transfer Company (Incorporated herein by reference to Exhibit
                 1.1 to Form 8 dated August 9, 1989.)

        4.3 Second Amendment to Rights Agreement dated as of February 5, 1993 between Global Natural Resources Inc. and Registrar and Transfer Company (Incorporated herein by reference to Exhibit
                 7.2 to Form 8 dated February 16, 1993)

        4.4 Amended and Restated Rights Agreement dated as of September 28, 1993 between Global Natural Resources Inc. and Registrar and Transfer Company (Incorporated herein by reference to Exhibit 1.1 to Form 8-K dated October 20, 1993)

        10.1 Joint Venture Agreement dated August 8, 1968, between Huffington, Virginia International Company, Austral Petroleum Gas Corporation, Golden Eagle Indonesia, Limited and Union Texas Far East Corporation, as amended. (Incorporated herein by reference to Exhibit 6.6 to Registration Statement No. 2-58834.)

        10.2 Agreement dated as of October 1, 1979 among the parties to the Joint Venture Agreement referred to in Exhibit 10.1 above. (Incorporated herein by reference to Exhibit 5.2 to Registration Statement No. 2-66661.)

        10.3 Production Sharing Contract, dated August 8, 1968, between Pertamina, Huffington, and Virginia International Company, as amended. (Incorporated herein by reference to Exhibit 6.5 to Registration Statement No. 2-58834.)

        10.4 Amendment dated as of January 1, 1978, to Production Sharing Contract referred to in Exhibit 10.3 above. (Incorporated herein by reference to Exhibit 5.4 to Registration
                 Statement No. 2-66661.)

        10.5 LNG Sales Contract, dated November 3, 1973, between Pertamina, The Chubu Electric Power Co., Inc., The Kansan Electric Power Co., Inc., Kyushu Electric Power Co., Inc., Nippon Steel Corporation and Osaka Gas Company, Ltd., as amended. (Incorporated herein by reference to Exhibit 6.8 to Registration Statement No. 2-58834.)

        10.6 Form of Agreement for Sale of Additional Cargoes, draft of November 19, 1979, between the parties to the LNG Sales Contract referred to in Exhibit 10.5 above. (Incorporated herein by reference to Exhibit 5.6 to Registration Statement No. 2-66661.)

        10.7 Supply Agreement, dated as of December 3, 1974, between Pertamina and the parties to the Joint Venture Agreement referred to in Exhibit 10.1 above. (Incorporated herein by reference to Exhibit 6.7 to Registration Statement
                 No. 2-58834.)

        10.8 Amendment, dated as of August 15, 1977, to Supply Agreement, dated as of December 3, 1974, between Pertamina and the parties to the Joint Venture Agreement referred to in Exhibit
                 10.1 above.  (Incorporated herein by reference to Exhibit
                 5.5.1 to Registration Statement No. 2-64347.)

        10.9 Form of Supply Agreement for Additional Sales of Liquefied Natural Gas from Badak Liquefaction Facility, draft of November 16, 1979, between the parties to the Supply Agreement referred to in Exhibit 10.7 above. (Incorporated herein by reference to Exhibit 5.9 to Registration Statement No. 2-66661.)

        10.10 Transportation Agreement dated as of September 23, 1973, between Burmast East Shipping Corporation and Pertamina, as ended. (Incorporated herein by reference to Exhibit 6.11 to Registration Statement No. 2-58834.)

        10.11    Amendment No. 1 to Transportation Agreement referred to in
                 Exhibit 10.10 above, dated as of August 31, 1976, between Burmah Gas Transport Limited and Pertamina. (Incorporated herein by reference to Exhibit 5.11 to the Annual Report on Form 20-F for the year ending December 31, 1979 (the "1979 20-F"), of the U.K. Company.)

        10.12 Badak LNG Sales Contract, dated April 14, 1981, between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina") as "Seller" and the Chubu Electric Power Co., Inc., The Kansan Electric Power Co., Inc., Osaka Gas Company, Ltd., and Toho Gas Company, Ltd. as "Buyers." (Incorporated herein by reference to Exhibit (10)-23 to the Annual Report on Form 20-F for the year ending December 31, 1981, of Virginia International Company.)

        10.13 Royalty Incentive Plan, as amended. (Incorporated herein by reference to Exhibit 1.4 to the Annual Report on Form 20-F for the year ending December 31, 1981 (the "1981 20-F"), of the U.K.

                 Company.)

        10.14 Natural Resources Corporation Supplemental Retirement Plan, as amended by the Board of Directors effective December 12, 1985. (Incorporated herein by reference to Exhibit 10.17 to the 1985 10-K.)

        10.15 Arctic Lands Farm Out Agreement made as of the 29th day of November, 1983, between Global Natural Resources Canada Limited and Thomson-Jensen Energy. (Incorporated herein by reference to Exhibit 2 to Global's report on Form 8-K dated
                 December 8, 1983.)

        10.16 Global-TJE Agency Agreement made as of the 29th day of November, 1983, between Global Natural Resources Canada Limited and Thomson-Jensen Energy. (Incorporated herein by reference to Exhibit 3 to Global's Report on Form 8-K dated December 8, 1983.)

        10.17 Settlement Agreement dated July 13, 1986 between Amoco Production Company, Douglas Energy Company, Inc. and Global Natural Resources Corporation. (Incorporated by reference to Exhibit 10.25 to the 1986 10-K.)

        10.18 Farm Out Contract dated July 1, 1986 between Amoco Production Company, Douglas Energy Company, Inc. and Global Natural Resources Corporation. (Incorporated herein by reference to Exhibit 10.26 to the 1986 10-K.)

        10.19 Joint Exploration and Development Agreement dated November 5, 1986 between Barnes Hugoton Corporation and Global Natural Resources Corporation. (Incorporated herein by reference to Exhibit 10.27 to the 1986 10-K.)

        10.20 Global/Smith Participation Agreement (with exhibit). (Incorporated herein by reference to Exhibit 2 to the September 30, 1987 Form 10-Q.)

        10.21 First Amendment to Claims Purchase Agreement. (Incorporated herein by reference to Exhibit 3 to the September 30, 1987 Form 10-Q.)

        10.22    San Pedro Ranch Venture Agreement (with exhibits) dated
                 July 1, 1984 between Scicomp Inc., Galaxy Oil Company and SPR Energy Corporation. (Incorporated herein by reference to Exhibits to the December 31, 1987 Form 10-K.)

        10.23 San Pedro Ranch Agreement (with exhibits) dated April 1, 1988 between Global Natural Resources Corporation of Nevada and Global Nevada-Galaxy I, Ltd. (Incorporated herein by reference to Exhibits to the December 31, 1987 Form 10-K.)

        10.24 Trust Agreement (with exhibits) dated March 31, 1988 between Galaxy Oil Company, Global Natural Resources Corporation of Nevada and MTrust Corp., N.A. (Incorporated herein by reference to Exhibits to the December 31, 1987 Form 10-K.)

        10.25    Agreement of Limited Partnership (with exhibits) dated
                 April 1, 1988 between Global Nevada-Galaxy I, Ltd. and the Partners. (Incorporated herein by reference to Exhibits to the December 31, 1987 Form 10-K.)

        10.27 Settlement Agreement between Global Natural Resources Corporation of Nevada, Global Nevada-Galaxy, Inc., Global Nevada-Galaxy I, Ltd., SPR Energy Corporation and Valero Transmission, L.P. (Incorporated herein by reference to Exhibit 3 to the June 30, 1989 Form 10-Q.)

        10.28 Indemnification Agreement and Agreement to Keep Registration Statement Effective dated July 19, 1989 between Noel Group, Inc. and Global Natural Resources Inc. (Incorporated herein by reference to Exhibit 4.6 to Registration Statement No. 33-31536.)

       *10.29 Global Natural Resources Inc. Key Employees Stock Option Plan (1989) (Incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 33-31537).

       *10.30 Form of Stock Option Agreement (Incorporated herein by reference to Exhibit 4.2 to Registration Statement
                 No. 33-31537.)

        10.31 Amendment to Agreement of Limited Partnership of Global Nevada-Galaxy I, Ltd. (Incorporated herein by reference to Exhibit 10.41 to the 1989 Form 10-K.)

        10.32 Concession Purchase Agreement between Global Natural Resources Corporation of Nevada and Chuska Energy Company. (Incorporated herein by reference to Exhibit 10.43 to the 1989 Form 10-K.)

        10.33 Stock Exchange Agreement by and between Noel Group, Inc. and Global Natural Resources Inc. (Incorporated herein by reference to Exhibit 2 to the September 30, 1990 Form 10-Q.)

        10.34 USAgas Pipeline Company General Partnership Agreement. (Incorporated herein by reference to Exhibit 1 to the September 30, 1990 Form 10-Q.)

        10.35 San Pedro Ranch Purchase and Sale Agreement. (Incorporated herein by reference to Exhibit 10.51 to the Company's Form 10-K for the year ended December 31, 1991.)

        10.36 Alabama Ferry Field Purchase and Sale Agreement. (Incorporated herein by reference to Exhibit 10.52 to the Company's Form 10-K for the year ended December 31, 1991.)

       *10.37 Global Natural Resources Inc. 1992 Stock Option Plan (Incorporated herein by reference to Exhibit 10.47 to the June 30, 1992 Form 10-Q).

       *10.38 Form of Stock Option Agreement (Incorporated herein by reference to Exhibit 10.48 to the June 30, 1992 Form 10-Q).

        10.39 Assignment of Partnership Interests and Mutual Release Agreement (Incorporated herein by reference to Exhibit 10.50 to the September 30, 1992 Form 10-Q).

        10.40 Acquisition Agreement dated May 17, 1993 between UMIC Cote D'Ivoire Corporation and G.N.R. (Cote D'Ivoire) Ltd. Ivory Coast Production Sharing Contract - Block CI-11.

        10.41 Farmout Agreement dated July 25, 1994 between GNR (Egypt) Ltd. And Apache Oil Egypt, Inc. Qarun Concession Egypt.

        11.1     Computation of Per Share Earnings

        18 Letter of KPMG Peat Marwick LLP Regarding a Change in Accounting method. (Incorporated herein by reference to Exhibit 18 to the Company's Form 10-Q for the quarter ended June 30, 1994.)

        23.1     Consent of KPMG Peat Marwick LLP.

        23.2     Consent of Ryder Scott Company Petroleum Engineers

        23.3     Consent of Netherland, Sewell & Associates, Inc.

        24.1     Powers of Attorney of certain directors of the Company.

        27       Financial Data Schedule for the year ended December 31, 1994.

-------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.