Form 10-K405/A
period 1994-12-31
GLOBAL NATURAL RESOURCES INC /NJ/
filed 1995-05-12
CIK 733289

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------

                                 FORM 10-K/A-1

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1994

/ / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ---------------    ---------------

                        Commission file number 1-8674

                         GLOBAL NATURAL RESOURCES INC.
             (Exact name of Registrant as specified in its charter)

                NEW JERSEY                             93-0835865
     (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)              Identification No.)

      5300 MEMORIAL DRIVE, SUITE 800                   77007-8295
              HOUSTON, TEXAS                           (Zip Code)
      (Address of principal executive
                 offices)

                 REGISTRANT'S TELEPHONE NUMBER: (713) 880-5464

                          -------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                ON WHICH REGISTERED
     -------------------                              -----------------------
Common Stock, $1.00 par value                         New York Stock Exchange

                          -------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

                     -----------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          X  YES                       NO
                        -----                    -----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A-1 or any amendment to this Form 10-K/A-1. /X/

      State the aggregate market value of the voting stock held by non-affiliates of the registrant. (Computed by reference to the closing New York Stock Exchange ("NYSE") price on May 1, 1995): $294,676,620.

      As of May 1, 1995, 29,467,662 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive Proxy Statement dated April 3, 1995 for the Annual Stockholders' Meeting held May 9, 1995, are incorporated by reference into Part III.

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

            Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       27

            Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . .       27

Part II.    Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters  . . . . . . . . .       28

            Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28
                       Five Year Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28
                       Interim Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29

            Item 7.  Management's Discussion and Analysis of Financial Condition and Results
                       of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29
                                 Introduction . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29
                                 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .       30
                                   Oil and Gas  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30
                                   Pipeline Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .       32
                                   Russian Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .       32
                                 Liquidity and Capital Resources  . . . . . . . . . . . . . . . . . . . . . .       33

            Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . .       35

            Item 9.  Changes in and Disagreements with Accountants on Accounting and
                       Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       61

Part III.   Item 10. Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . . . . .       61

            Item 11. Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       61

            Item 12. Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . . . . .       61

            Item 13. Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . . .       61

Part IV.    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . .       62

            Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       63

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

         For financial information relating to industry segments, see Note 10 of Notes to Consolidated Financial Statements included herein.

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

                                                                                  DECEMBER 31,
                                                                      ---------------------------------------
                                                                        1994            1993           1992
                                                                      --------        --------       --------
UNITED STATES
Natural gas (Mmcf) . . . . . . . . . . . . . . . . . . . . . . . .      59,498          63,981         42,094
Oil and condensate (MBbl)  . . . . . . . . . . . . . . . . . . . .       2,173           1,459            939
Future net revenues before tax (thousands) . . . . . . . . . . . .    $ 85,396        $108,418       $ 68,484
Present value of future net revenues before tax (thousands)  . . .    $ 61,090        $ 73,027       $ 41,975
Present value of future net revenues after tax (thousands) . . . .    $ 59,990        $ 68,227       $ 41,975

INDONESIA(1)
Natural gas (Mmcf) . . . . . . . . . . . . . . . . . . . . . . . .      79,990          79,706         76,081
Oil and condensate (MBbl)  . . . . . . . . . . . . . . . . . . . .       1,066           1,005            837
Future net revenues before tax (thousands) . . . . . . . . . . . .    $131,838        $110,900       $152,292
Present value of future net revenues before tax (thousands)  . . .    $ 67,369        $ 55,783       $ 78,294
Present value of future net revenues after tax (thousands) . . . .    $ 34,223        $ 28,150       $ 38,607

RUSSIA(2)
Natural gas (Mmcf) . . . . . . . . . . . . . . . . . . . . . . . .          -               -              -
Oil and condensate ( MBbl)(4)  . . . . . . . . . . . . . . . . . .      13,157           7,297          4,882
Future net revenues before tax (thousands) . . . . . . . . . . . .    $ 77,990        $ 34,796       $ 41,191
Present value of future net revenues before tax (thousands)  . . .    $ 44,193        $ 17,833       $ 17,379
Present value of future net revenues after tax (thousands)(5)  . .    $ 30,809        $ 12,825       $ 12,220

IVORY COAST
Natural gas (Mmcf) . . . . . . . . . . . . . . . . . . . . . . . .      18,432              -              -
Oil and condensate (MBbl)  . . . . . . . . . . . . . . . . . . . .       2,210              -              -
Future net revenues before tax (thousands) . . . . . . . . . . . .    $ 28,853        $     -        $     -
Present value of future net revenues before tax (thousands)  . . .    $ 13,778        $     -        $     -
Present value of future net revenues after tax (thousands) . . . .    $  9,441        $     -        $     -

EGYPT
Natural gas (Mmcf) . . . . . . . . . . . . . . . . . . . . . . . .          -               -              -
Oil and condensate (MBbl)  . . . . . . . . . . . . . . . . . . . .       3,520              -              -
Future net revenues before tax (thousands) . . . . . . . . . . . .    $ 26,250        $     -        $     -
Present value of future net revenues before tax (thousands)  . . .    $ 14,357        $     -        $     -
Present value of future net revenues after tax (thousands) . . . .    $  8,152        $     -        $     -

OTHER INTERNATIONAL(3)
Natural gas (Mmcf) . . . . . . . . . . . . . . . . . . . . . . . .          -               -             239
Oil and condensate (MBbl)  . . . . . . . . . . . . . . . . . . . .          -               -             148
Future net revenues before tax (thousands) . . . . . . . . . . . .    $     -         $     -        $  1,995
Present value of future net revenues before tax (thousands)  . . .    $     -         $     -        $  1,153
Present value of future net revenues after tax (thousands) . . . .    $     -         $     -        $  1,153

TOTALS
Natural gas (Mmcf) . . . . . . . . . . . . . . . . . . . . . . . .     157,920         143,687        118,414
Oil and condensate ( MBbl )(4) . . . . . . . . . . . . . . . . . .      22,126           9,761          6,806
Future net revenues before tax (thousands) . . . . . . . . . . . .    $350,327        $254,114       $263,962
Present value of future net revenues before tax (thousands)  . . .    $200,787        $146,643       $138,801
Present value of future net revenues after tax (thousands)(5)  . .    $142,615        $109,202       $ 93,955

                                                   (Footnotes on following page)

* Quantities of gas are expressed throughout as "Mcf" or "Mmcf" or "Bcf" meaning thousand, million or billion cubic feet, respectively. Quantities of oil are expressed as "Bbl" or "MBbl" or "Mmbl" meaning barrel, thousand barrels, or million barrels, respectively.

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

(4) Includes reserves of 1,316 MBbl, 1,459 MBbl and 976 MBbl in 1994, 1993 and 1992, respectively, attributable to a minority interest in a consolidated subsidiary which was 10% in 1994 and 20% during 1993 and 1992.

(5) Includes $3.1 million, $2.6 million, and $2.4 million in 1994, 1993 and 1992, respectively, attributable to a minority interest in a consolidated subsidiary which was 10% in 1994 and 20% during 1993 and 1992.

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

         Russian reserve volumes increased in 1994 in comparison with 1993 due primarily to the reclassification of additional undeveloped reserves in the Onbysk field as proved undeveloped which were previously considered uneconomic as a result of the lower crude oil price prevailing at year-end 1993. Significant increases also resulted from upward revisions of previous estimates. The increase in future net revenues from Russian properties in 1994 compared with 1993 corresponds to the combined effects of improved year-end oil prices and reserve additions.

         Indonesian reserve volumes increased slightly during 1994 in comparison with 1993 due primarily to 1994 revisions to previous estimates being somewhat greater than 1994 production. The increase in Indonesian future net revenues before tax in 1994 compared to 1993 was $20.9 million. This increase was primarily the result of an increase in year-end gas prices from approximately $2.28 per MMBTU in 1993 to $2.50 per MMBTU in 1994.

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

         Selected major areas in the United States in which the Company held an interest at December 31, 1994 are summarized in the table below:

                                                                                          TOTAL
                                                                                      PROVED RESERVES
                                                                                  ----------------------
                                                                                    OIL             GAS
                         MAJOR AREA                                               (MBbls)         (Mmcf)
                         ----------                                               -------         ------

                          Offshore Gulf Coast . . . . . . . . . . . . .            1,402          26,591
                          San Juan Basin  . . . . . . . . . . . . . . .                4          15,274
                          Taylor Lake . . . . . . . . . . . . . . . . .              129          10,978
                          Royalties . . . . . . . . . . . . . . . . . .              159           3,672

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

         In 1994, 1993 and 1992, revenues from domestic production accounted for approximately 32%, 26% and 33% of the Company's revenues, respectively. Domestic oil and gas operations reported income (loss) before income tax expense of $(11.8) million, $3.6 million and $(5.6) million in 1994, 1993 and 1992, respectively.

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

         The Company's domestic oil and gas exploration and development drilling during the years indicated and the gross and net wells in which the Company had a working interest were as follows:

                               WELLS DRILLED (1)

                                                           EXPLORATORY          DEVELOPMENT
                                                              WELLS                WELLS                TOTAL
                                                       ------------------   ------------------   ------------------
                                                        GROSS       NET      GROSS       NET      GROSS       NET
                                                       -------     ------   -------     ------   -------     ------
         1994
         Oil . . . . . . . . . . . . . . . . . . .        -          -           6        0.4         6        0.4
         Gas . . . . . . . . . . . . . . . . . . .         9         2.7        12        1.8        21        4.5
         Dry . . . . . . . . . . . . . . . . . . .         9         3.8        -         -           9        3.8
                                                        ----        ----      ----       ----      ----       ----
              Total  . . . . . . . . . . . . . . .        18         6.5        18        2.2        36        8.7
                                                        ====        ====      ====       ====      ====       ====

         1993
         Oil . . . . . . . . . . . . . . . . . . .         1         0.2         3        0.2         4        0.4
         Gas . . . . . . . . . . . . . . . . . . .         4         1.1        10        0.2        14        1.3
         Dry . . . . . . . . . . . . . . . . . . .         5         1.1         1        0.3         6        1.4
                                                        ----        ----      ----       ----      ----       ----
              Total  . . . . . . . . . . . . . . .        10         2.4        14        0.7        24        3.1
                                                        ====        ====      ====       ====      ====       ====

         1992
         Oil . . . . . . . . . . . . . . . . . . .         4         0.5         7        0.4        11        0.9
         Gas . . . . . . . . . . . . . . . . . . .        -          -           2        0.1         2        0.1
         Dry . . . . . . . . . . . . . . . . . . .         8         0.9         3        0.1        11        1.0
                                                        ----        ----      ----       ----      ----       ----
              Total  . . . . . . . . . . . . . . .        12         1.4        12        0.6        24        2.0
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

                PRODUCING WELLS AND WELLS CAPABLE OF PRODUCTION

                                                                    GROSS PRODUCING                 NET PRODUCING
                                                                    ---------------                 -------------
         1994(1)
         Oil . . . . . . . . . . . . . . . . . . . . . . . . . .              1,754                            10
         Gas . . . . . . . . . . . . . . . . . . . . . . . . . .                430                            20
                                                                    ---------------                 -------------
              Total  . . . . . . . . . . . . . . . . . . . . . .              2,184                            30
                                                                    ===============                 =============

         1993
         Oil . . . . . . . . . . . . . . . . . . . . . . . . . .              1,763                            15
         Gas . . . . . . . . . . . . . . . . . . . . . . . . . .                482                            33
                                                                    ---------------                 -------------
              Total  . . . . . . . . . . . . . . . . . . . . . .              2,245                            48
                                                                    ===============                 =============

         1992
         Oil . . . . . . . . . . . . . . . . . . . . . . . . . .              1,851                            28
         Gas . . . . . . . . . . . . . . . . . . . . . . . . . .                543                            45
                                                                    ---------------                 -------------
              Total  . . . . . . . . . . . . . . . . . . . . . .              2,394                            73
                                                                    ===============                 =============

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

PRODUCING AND MARKETING ACTIVITIES

         The Company's United States oil and gas sales in 1994 aggregated $20.1 million, of which gas sales accounted for 82%. The following table is a summary of the Company's domestic production volumes expressed in Bbls and Mcfs, average sales prices and average production (lifting) costs for each of the three years ended December 31, 1994:

              VOLUME PRODUCED                                    1994           1993           1992
              ---------------                                 ---------     ---------       ---------
         Oil and Condensate (Bbl)   . . . . . . . .             229,000       263,000         334,000
         Natural Gas (Mcf)  . . . . . . . . . . . .           8,904,000     7,088,000       6,425,000

              AVERAGE SALES PRICE
              -------------------
         Oil and Condensate per Bbl   . . . . . . .           $   15.65     $   17.11       $   18.97
         Natural Gas per Mcf (1)  . . . . . . . . .           $    1.86     $    2.11       $    2.00

            AVERAGE LIFTING COSTS(2)
            ---------------------   ---
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

         During 1994, the Company sold gas production from most of its properties to unaffiliated third parties for spot-market prices. The Company marketed the majority of its operated production of crude oil and condensate to Hydrocarbon Processing, Inc. and Sun Refining and Marketing Company, unaffiliated third parties. The price obtained for crude oil and condensate depends on various considerations, including the location, grade and quality of production and general market conditions in world oil markets. Crude oil and condensate are generally sold pursuant to short-term contracts. The Company generally sells such production at a premium over the posted price.

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

ACREAGE

         The Company's current policy is to only acquire acreage associated with specific prospects, thereby minimizing carrying costs and administrative expenses. Acreage in the United States in which the Company had an interest at December 31, 1994 is summarized in the table below:

                                                                                  MINERAL AND ROYALTY
                                                   WORKING INTEREST ACREAGE         INTEREST ACREAGE
                                                   ------------------------     -----------------------
                                                      GROSS         NET           GROSS          NET
                                                   -----------    ---------     ---------     ---------
         PRODUCING OR DEVELOPED ACREAGE
         Alabama . . . . . . . . . . . . . . . .       4,216         1,359          2,821           327
         Alaska  . . . . . . . . . . . . . . . .          -             -           9,920           103
         California  . . . . . . . . . . . . . .         160            40            779             7
         Colorado  . . . . . . . . . . . . . . .         200            66            838            13
         Kansas  . . . . . . . . . . . . . . . .         160            72          5,560            86
         Louisiana . . . . . . . . . . . . . . .       1,520           395         17,715           920
         Michigan  . . . . . . . . . . . . . . .         837           309             -             -
         Mississippi . . . . . . . . . . . . . .         217            54          5,690           193
         Montana . . . . . . . . . . . . . . . .         480            41            160             6
         New Mexico  . . . . . . . . . . . . . .       2,500           880         45,044           546
         North Dakota  . . . . . . . . . . . . .       2,244           279            520             1
         Offshore (Gulf of Mexico) . . . . . . .      11,520         3,487             -             -
         Oklahoma  . . . . . . . . . . . . . . .       2,169           356         84,295         3,564
         Texas . . . . . . . . . . . . . . . . .      25,163         5,048         95,726         2,891
         Utah  . . . . . . . . . . . . . . . . .         640           320          8,539           159
         Wyoming . . . . . . . . . . . . . . . .       2,630         1,360          1,529            41
         Other . . . . . . . . . . . . . . . . .         905            83            320             5
                                                      ------        ------        -------         -----
              Total  . . . . . . . . . . . . . .      55,561        14,149        279,456         8,862
                                                      ======        ======        =======         =====


                                             (Table continued on following page)

                                                                                  MINERAL AND ROYALTY
                                                   WORKING INTEREST ACREAGE         INTEREST ACREAGE
                                                   ------------------------     -----------------------
         UNDEVELOPED ACREAGE                          GROSS         NET           GROSS          NET
                                                   -----------    ---------     ---------     ---------
         Alabama . . . . . . . . . . . . . . . .       2,740           942         12,949         1,150
         Alaska  . . . . . . . . . . . . . . . .          -             -           3,834            29
         Arkansas  . . . . . . . . . . . . . . .       2,345         1,336             -             -
         California  . . . . . . . . . . . . . .          -             -             528            30
         Colorado  . . . . . . . . . . . . . . .      15,566        13,025         25,788         6,180
         Kansas  . . . . . . . . . . . . . . . .          -             -          10,622           305
         Louisiana . . . . . . . . . . . . . . .       1,705           772         40,900           342
         Michigan  . . . . . . . . . . . . . . .         822           461          1,430           363
         Mississippi . . . . . . . . . . . . . .         514           145         30,062           795
         Montana . . . . . . . . . . . . . . . .         880            52          4,220           197
         New Mexico  . . . . . . . . . . . . . .      19,907         2,624         17,051           682
         North Dakota  . . . . . . . . . . . . .       1,274            19         38,316         2,582
         Offshore (Gulf of Mexico) . . . . . . .      42,239        22,199          1,946            18
         Oklahoma  . . . . . . . . . . . . . . .       2,197           307         59,833         3,340
         Texas . . . . . . . . . . . . . . . . .      81,154        27,174         63,068         3,490
         Utah  . . . . . . . . . . . . . . . . .          -             -          19,208           893
         Wyoming . . . . . . . . . . . . . . . .       7,853         2,855          7,216            74
         Other . . . . . . . . . . . . . . . . .         792            80          1,348            28
                                                     -------        ------        -------        ------
              Total  . . . . . . . . . . . . . .     179,988        71,991        338,319        20,498
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

         Tatex continued development drilling in the Onbysk field in 1994. Thirteen directional wells and six horizontal wells were drilled by Texneft directed personnel. Production for the year totaled approximately 1,075,000 barrels, of which approximately 240,000 barrels were classified as Base Oil and 835,000 barrels as Own Oil, from a total of 139 wells producing on December 31, 1994. Production for 1993 totaled approximately 541,000 barrels, of which approximately 328,000 barrels were classified as Base Oil and 213,000 barrels as Own Oil, from a total of 114 wells producing on December 31, 1993. Interruptions of production from the Onbysk field occurred during 1994 as a result of the temporary inability of a primary purchaser to pay Tatneft for its oil. The aerial extent and multiple reservoirs present in the Onbysk field will require considerable future drilling. The pace of development of this field will depend upon results achieved, oil prices, available markets for the oil, pipeline capacity and applicable taxes and expenses.

         The Company's share of current proved reserves assigned to vapor recovery facilities and to the Onbysk field based upon the year-end price of $14.41 per barrel are 11,841 MBbl. The average price received during 1994 was $14.21 per barrel as compared to $14.24 per barrel received in 1993.

          A third project, now inactive, was a well stimulation program in and adjacent to the sizeable Romashkino field. This project was conducted in 1994, but the contract with Western Petroleum International Services ("Western") to provide matrix acidizing and hydraulic fracturing stimulation services was terminated in November 1994 and the project suspended pending resolution of issues explained below. In connection with the third project, Tatex contracted with Western to stimulate by matrix acidizing and hydraulic fracturing methods selected wells from approximately 12,000 producing wells in the western and northern part of the Romashkino field and certain fields adjacent to the north and west of the Romashkino field owned by various production amalgamations of Tatneft.

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

         A fourth project, an environmentally-driven program of development of undrained reserves beneath the city of Almetyevsk, was proposed using the latest long reach and horizontal drilling technology; however, it is no longer considered an appropriate project for Tatex under the prevailing tax and administrative uncertainties. As a result, no further action will be taken to finalize the contract for the urban project which existed in draft form; however, Tatneft and Texneft have agreed to examine alternative opportunities to expand Tatex operations into other fields in which exploration but not development activities have been carried out.

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

         The Company's Russian joint venture's oil and gas exploration and development drilling during the years indicated were as follows:

                                 WELLS DRILLED

                                                              EXPLORATORY     DEVELOPMENT         TOTAL
                                                              -----------     -----------    -------------
         1994
         Oil . . . . . . . . . . . . . . . . . . . . . .               -               19               19
         Gas . . . . . . . . . . . . . . . . . . . . . .               -               -                -
         Dry . . . . . . . . . . . . . . . . . . . . . .               -               -                -
                                                              -----------     -----------    -------------
              Total  . . . . . . . . . . . . . . . . . .               -               19               19
                                                              ===========     ===========    =============

         1993
         Oil . . . . . . . . . . . . . . . . . . . . . .               -               22               22
         Gas . . . . . . . . . . . . . . . . . . . . . .               -               -                -
         Dry . . . . . . . . . . . . . . . . . . . . . .               -               -                -
                                                              -----------     -----------    -------------
              Total  . . . . . . . . . . . . . . . . . .               -               22               22
                                                              ===========     ===========    =============


         At December 31, 1994, the Russian joint venture had 3 development wells awaiting completion; and 2 development wells were in the process of drilling.


                PRODUCING WELLS AND WELLS CAPABLE OF PRODUCTION

                                                                                          GROSS PRODUCING
                                                                                          ---------------
         1994(1)
         Oil . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                139
         Gas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -
                                                                                          ---------------
              Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                139
                                                                                          ===============

         1993
         Oil . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                114
         Gas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -
                                                                                          ---------------
              Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                114
                                                                                          ===============

         1992
         Oil . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 87
         Gas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -
                                                                                          ---------------
              Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 87
                                                                                          ===============

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

         In 1994, the $11.7 million of revenues from the Company's interest in the IJV accounted for approximately 19% of the Company's revenues. Approximately 15% and 20% of the Company's 1993 and 1992 revenues, respectively, were contributed by the IJV.

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

                                                                                         BASE LNG PRICE PER
                                                                    REMAINING LNG            MILLION BTU
                                                                        SALES          -----------------------
PACKAGE AND EQUITY INTEREST                            TERM            VOLUMES         12/31/94       02/24/95
- ---------------------------                        ------------     -------------      --------       --------
                                                                   (TRILLION BTUS)
                                                                   ---------------
Package I - 97.9%
  1973 LNG Sales . . . . . . . . . . . . .         1977-1999                462            $2.58         $2.84
Package II - 66.4%
  1981 LNG Sales Contract  . . . . . . . .         1983-2003              1,409            $2.54         $2.82
Package III A - 50%
  Korean Carryover Sales Contract  . . . .         1986-2006                180            $2.58         $2.84
Package III B - 29.6%
  Taiwan . . . . . . . . . . . . . . . . .         1990-2009              1,369            $2.52         $2.79
  Toho . . . . . . . . . . . . . . . . . .         Various,                  17            $2.58         $2.84
                                                   ranging from
                                                   1988 to 1997
  Additional 1981 Sales Contract cargoes           1990-2003                146            $2.54         $2.82
Package IV - 27.2%
  Train F LNG Sales Contract . . . . . . .         1994-2013              2,271            $2.40         $2.66
  Korea II LNG Sales Contract  . . . . . .         1994-2014              1,115            $2.42         $2.68
  Other LNG Sales Contracts  . . . . . . .         1990-2015                676            $2.40         $2.66

         During 1994, Pertamina executed agreements to extend the 1973 and 1981 LNG Sales Contracts. The 1973 Sales Contract Extension (Package V) involves the sale of 4,368 trillion BTUs over a ten-year period commencing in 2000.
Also executed was the Taiwan Medium-Term Sales Contract (Package VI) for the sale of 46 trillion BTUs between 1998 and 1999. The IJV has been allocated a provisional 22% equity interest in deliveries under the 1973 LNG Sales

Contract Extension and the Taiwan Medium-Term Sales Contract. The 1981 Sales Contract Extension (Package VI) involves the sale of 941 trillion BTUs over a five-year period commencing in 2003. The equity sharing percentage for Package VI has not yet been determined.

EXPLORATION ACTIVITIES

         The IJV has conducted extensive drilling activities on the island of East Kalimantan. From 1972 through December 31, 1994, the IJV drilled 539 wells in the area, 471 of which resulted in oil and/or gas condensate production. Two significant fields, Badak and Nilam, have been discovered. The following tables summarize drilling activity for each of the three years ended December 31, 1994:

                              EXPLORATORY DRILLING

                                                                       WELLS           NEW             DRY
 YEAR                                                                 DRILLED      DISCOVERIES        HOLES
- ------                                                                -------      -----------        -----
1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2              1               1
1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3              -               3
1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2              -               2


                    DEVELOPMENT OR FIELD EXTENSION DRILLING

                                                     WELLS                                  DUAL        DRY
 YEAR                                               DRILLED        GAS          OIL       OIL & GAS    HOLES
- ------                                              -------        ---          ---       ---------    -----
1994  . . . . . . . . . . . . . . . . . . . .          20           10           1           8           1
1993  . . . . . . . . . . . . . . . . . . . .          31           25           1           3           2
1992  . . . . . . . . . . . . . . . . . . . .          31           24           5           2           -


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

         The Lion #1 well was spudded in January 1994 to test a separate structure in the "Special Area." This well was directionally drilled to a total depth of 11,270 feet and encountered approximately 205 feet of log-indicated net hydrocarbon pay. Three intervals flowed a combined 23,700 barrels of 38 degree crude oil per day and 65 Mmcf of gas per day through choke sizes ranging from one inch to 7/8 inch. In November 1994, the B1-8X well, which was drilled by the previous operator, was re-entered, completed and tied back to the Lion caisson. The well tested a combined rate of 9,575 barrels of oil per day and 10 Mmcf of gas per day on a 3/4 inch choke from a total of 75 feet of perforations between 8,294 and 9,495 feet. The Lion #2A well was spudded in December 1994, and during initial tests flowed 5,460 barrels of 37.1 degree crude oil per day and 4 Mmcf of gas per day on a one inch choke. The well is currently being tied back to the Lion caisson.

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

         The Company's Ivory Coast oil and gas exploration and development drilling during the years indicated and the gross and net wells in which the Company had a working interest were as follows:

                               WELLS DRILLED (1)

                                                         EXPLORATORY           DEVELOPMENT             TOTAL
                                                       ----------------     ----------------     ----------------
                                                       GROSS       NET      GROSS       NET      GROSS       NET
                                                       -----      -----     -----      -----     -----      -----
         1994
         Oil . . . . . . . . . . . . . . . . . . .         1         0.1         1        0.1         2        0.2
         Gas . . . . . . . . . . . . . . . . . . .         -         -           -        -           -        -
         Dry . . . . . . . . . . . . . . . . . . .         -         -           -        -           -        -
                                                       -----       -----     -----      -----     -----      -----
              Total  . . . . . . . . . . . . . . .         1         0.1         1        0.1         2        0.2
                                                       =====       =====     =====      =====     =====      =====
         1993
         Oil . . . . . . . . . . . . . . . . . . .         -         -           -        -           -        -
         Gas . . . . . . . . . . . . . . . . . . .         1         0.2         -        -           1        0.2
         Dry . . . . . . . . . . . . . . . . . . .         -         -           -        -           -        -
                                                       -----       -----     -----      -----     -----      -----
              Total  . . . . . . . . . . . . . . .         1         0.2         -        -           1        0.2
                                                       =====       =====     =====      =====     =====      =====

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

         The working interest partners' percentage of remaining petroleum ("remaining oil and remaining gas") is applied to increments of production based on the gross daily average of oil or gas production determined on a quarterly basis and varies with the respect to the water depth location of the specific wellhead as follows:

                                                                 WORKING INTEREST PARTNERS' % OF REMAINING OIL
                                                               -------------------------------------------------
       GROSS PRODUCTION                                           WATER DEPTHS               WATER DEPTHS
    (BBLS OF OIL PER DAY)                                      LESS THAN 200 METERS      GREATER THAN 200 METERS
- -----------------------------                                  --------------------      -----------------------
Up to 10,000 . . . . . . . . . . . . . . . . . . . . . . . .            40%                       50%
10,001 to 20,000 . . . . . . . . . . . . . . . . . . . . . .            30%                       50%
20,001 to 25,000 . . . . . . . . . . . . . . . . . . . . . .            20%                       50%
25,001 to 30,000 . . . . . . . . . . . . . . . . . . . . . .            20%                       40%
30,001 to 50,000 . . . . . . . . . . . . . . . . . . . . . .            10%                       40%
Over 50,000  . . . . . . . . . . . . . . . . . . . . . . . .            10%                       30%

                                                                   WORKING INTEREST PARTNERS' % OF REMAINING GAS
                                                               ---------------------------------------------------
       GROSS PRODUCTION                                            WATER DEPTHS                 WATER DEPTHS
     (MCF OF GAS PER DAY)                                      LESS THAN 200 METERS        GREATER THAN 200 METERS
- ------------------------------                                 --------------------        -----------------------
Up to 75,000 . . . . . . . . . . . . . . . . . . . . . . . . .          40%                          50%
75,001 to 150,000  . . . . . . . . . . . . . . . . . . . . . .          30%                          50%
Over 150,000 . . . . . . . . . . . . . . . . . . . . . . . . .          20%                          40%

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

         The first exploratory well, the El Sagha #1A, was spudded on August 28, 1994 with dual objectives at approximately 9,000 and 14,000 feet. The shallower objectives were successfully drilled and logged with open hole logs indicating hydrocarbon zones in both the Bahariya and Kharita formations. The logs indicated the presence of an aggregate of over 100 feet of net oil pay in three sandstone intervals in the Bahariya plus over 100 feet of net oil pay in a single sandstone interval in the Kharita. Analysis of a 90-foot core of some of the Bahariya pay zones indicated good reservoir quality. While drilling to the deeper objectives, mechanical problems developed which eventually led to the plugging and abandonment of the well without production testing.

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

         The working interest partners' percentage of remaining petroleum ("remaining oil") is applied to increments of production based on the gross daily average of oil production determined on a quarterly basis as follows:

               GROSS PRODUCTION                                                      WORKING INTEREST
            (BBLS OF OIL PER DAY)                                                   % OF REMAINING OIL
         --------------------------                                                 ------------------

         Up to 5,000 . . . . . . . . . . . . . . . . . . . . . . . . . . .                  30%
         5,001 to 25,000 . . . . . . . . . . . . . . . . . . . . . . . . .                  25%
         25,001 to 50,000  . . . . . . . . . . . . . . . . . . . . . . . .                  22%
         Over 50,000 . . . . . . . . . . . . . . . . . . . . . . . . . . .                  20%


         The working interest partners' percentage of the gas segment of remaining petroleum is 22%.

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

         USAgas' pipeline operating assets are as follows:

                                                                                                 CAPACITY
                                                                                             ---------------
         Natural Gas Processing Plant  . . . . . . . . . . . . . . . . . . . . . . . .                20,000
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

                                                                    UNDEVELOPED ACREAGE
                                                 -----------------------------------------------------------
                                                 WORKING INTEREST ACREAGE          ROYALTY INTEREST ACREAGE
                                                 -------------------------         -------------------------
         AREA:                                     GROSS            NET              GROSS             NET
                                                 ---------       ---------         ---------          ------
         Arctic Islands  . . . . . . . . .         752,293          33,364                -               -
         Argentina . . . . . . . . . . . .              -               -          1,268,100          19,022
         Australia . . . . . . . . . . . .              -               -          3,502,007           4,382
         Egypt . . . . . . . . . . . . . .       1,900,000         475,000                -               -
         Indonesia . . . . . . . . . . . .       1,156,780          19,827                -               -
         Ivory Coast . . . . . . . . . . .         335,320          59,755                -               -
         Malaysia   . . . . . . . . . . .        1,556,100         233,415                -               -
         Russia  . . . . . . . . . . . . .          12,107           6,053                -               -
         Turkey  . . . . . . . . . . . . .       1,714,350         379,043                -               -
                                                 ---------       ---------         ---------          ------
              Total  . . . . . . . . . . .       7,426,950       1,206,457         4,770,107          23,404
                                                 =========       =========         =========          ======

                                                               PRODUCING OR DEVELOPED ACREAGE
                                                 -----------------------------------------------------------
                                                 WORKING INTEREST ACREAGE          ROYALTY INTEREST ACREAGE
                                                 -------------------------         -------------------------
         AREA:                                     GROSS            NET              GROSS             NET
                                                 ---------       ---------         ---------          ------
         Argentina . . . . . . . . . . . .              -               -                479               8
         Australia . . . . . . . . . . . .              -               -             91,793              80
         Indonesia . . . . . . . . . . . .          97,000           1,663                -               -
         Russia  . . . . . . . . . . . . .          12,630           6,315                -               -
                                                   -------           -----            ------           -----
              Total  . . . . . . . . . . .         109,630           7,978            92,272              88
                                                   =======           =====            ======           =====

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

         As of early 1995, FERC has issued final orders accepting most pipelines' Order 636 compliance filings, and had commenced a series of one year reviews of individual pipeline implementations of Order 636. Numerous parties have filed petitions for review of Order 636, as well as orders in individual pipeline restructuring proceedings. Upon such judicial review, these orders may be remanded or reversed in whole or in part. With Order 636 subject to court review, and pending ongoing FERC reviews of individual pipeline restructurings, it is difficult to predict with precision its ultimate effects.

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

         The Company's natural gas gathering operations may be or become subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement, and management of facilities. Pipeline safety issues have recently become the subject of increasing focus in various political and administrative arenas at both the state and federal levels. For example, federal legislation addressing pipeline safety issues has been introduced, which, if enacted, would establish a federal "one call" notification system. Additional pending legislation would, among other things, increase the frequency with which certain pipelines must be inspected, as well as increase potential civil and criminal penalties for violations of pipeline safety requirements. The Company cannot predict what effect, if any, the adoption of this or other additional pipeline safety legislation might have on its operations.

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

         Regulation of natural gas gathering activities is primarily a matter of state oversight. While some states provide for the rate regulation of pipelines engaged in the intrastate transportation of natural gas, such regulation has not generally been applied against gatherers of natural gas. State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, non-discriminatory take requirements. Natural gas gathering may receive greater regulatory scrutiny at the federal and state levels as the pipeline restructuring under Order 636 is completed. For example, in 1993, the State of Oklahoma enacted a prohibition against discriminatory gathering rates, and recently announced plans to conduct an inquiry on alleged discriminatory practices by gatherers and transporters. Commencing in May 1994, FERC issued a series of orders in individual cases that delineate its gathering policy. Among other matters, FERC slightly narrowed its statutory tests for establishing gathering status and reaffirmed that, except in situations in which the gatherer acts in concert with an interstate pipeline affiliate to frustrate FERC's transportation policies, it does not have jurisdiction over gathering facilities and services and that such facilities and services are properly regulated by state authorities. This FERC action may further encourage regulatory scrutiny of natural gas gathering by state agencies. In addition, FERC has approved several transfers by interstate pipelines of gathering facilities to unregulated, independent or affiliated gathering companies. This could increase competition among gatherers in the affected areas. Certain FERC orders delineating its new gathering policy are subject to pending court appeals. The Company's operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services.

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

EMPLOYEES

         As of March 1, 1995, the Company had a total of 92 full-time U.S. employees which included 24 employees of the Company's wholly-owned subsidiary, USAgas. In addition, outside consultants and specialists are sometimes utilized in gathering and analyzing technical data, lease acquisitions, operating activities, and field supervision.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The high and low sales prices for the common stock of the Company for each quarter of the two years ended December 31, 1994, in the United States on the New York Stock Exchange (under the symbol "GNR"), were as follows:

                                                               1994 MARKET PRICE         1993 MARKET PRICE
                                                              --------------------      --------------------
         QUARTER ENDED                                         HIGH           LOW        HIGH          LOW
         -------------                                        ------        ------      ------        ------
         March 31  . . . . . . . . . . . . . . . . .          $8.375        $6.750      $8.125        $5.125
         June 30 . . . . . . . . . . . . . . . . . .          $7.875        $6.375      $8.875        $6.875
         September 30  . . . . . . . . . . . . . . .          $8.125        $7.125      $9.250        $7.875
         December 31 . . . . . . . . . . . . . . . .          $9.625        $6.625      $9.000        $6.250

         As of May 1, 1995, the Company had 2,681 stockholders of record. The Company has never paid cash dividends and does not expect to pay cash dividends in the near future.

         As of December 31, 1994 and May 1, 1995, the Company held 3,900,697 and 3,894,275, respectively, of its own shares in treasury.

ITEM 6.  SELECTED FINANCIAL DATA (AS RESTATED)

FIVE YEAR DATA

         Selected financial data for the Company on a consolidated basis is presented below. This data has been restated to reflect a change in entities comprising the consolidated group, as discussed in Note 1 to the Consolidated Financial Statements. Also see Note 1 for discussion of changes in the methods of accounting for certain investments and natural gas revenues in 1994, and income taxes in 1993.

                                              1994           1993          1992           1991         1990
                                             -------        -------      --------       -------       -------
                                                    (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Revenues . . . . . . . . . . . . . . . .     $62,943        $75,084       $57,506       $60,194       $58,078
Exploration expense  . . . . . . . . . .      19,325          6,946         6,522        11,925         5,947
Net income (loss) from continuing
    operations . . . . . . . . . . . . .      (8,253)         4,487        (2,846)      (39,105)        7,496
Net income (loss) per share from
    continuing operations(1) . . . . . .        (.28)           .16          (.12)        (1.66)          .33
Cash provided from operations(2) . . . .      38,189         19,531         6,713        15,071        32,070
IPI distributions  . . . . . . . . . . .          -           1,267            -          3,040         4,560
Additions to properties and equipment. .      52,301         25,852         7,873        24,649        52,492
Standardized measure of discounted
    future net cash flows relating to
    proved oil and gas reserves  . . . .     142,615        109,202        93,955        97,075       168,840
Total assets . . . . . . . . . . . . . .     154,500        161,931       131,511       140,177       179,216
Non-current redeemable bearer shares(3).      17,467         18,375            -             -             -
Common stock subject to put  . . . . . .          -              -            200           650         1,040
Shareholders' equity(4)  . . . . . . . .     107,756        120,376       114,653       118,156       101,240
Long-term portion of debt  . . . . . . .       1,275             -             55           234        50,167
Working capital  . . . . . . . . . . . .      26,298         61,689        42,467        35,276        31,637
Weighted average common shares
    outstanding(5) . . . . . . . . . . .      29,661         28,361        23,593        23,515        22,543

                                                   (Footnotes on following page)

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

INTERIM FINANCIAL DATA (UNAUDITED)

         The following is a restated condensed summary of the results of operations for the calendar quarters of 1994 and 1993.

                                                                          1994 QUARTER ENDED
                                                            -------------------------------------------------
                                                            MARCH 31      JUNE 30       SEPT. 30      DEC. 31
                                                            --------      -------       --------      -------
                                                             (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues . . . . . . . . . . . . . . . . . . . . . . .      $16,054       $13,450       $16,565       $16,874
Income (loss) from operations  . . . . . . . . . . . .        3,110        (3,568)         (706)       (2,015)
Net income (loss)  . . . . . . . . . . . . . . . . . .        2,065        (4,376)       (2,415)       (3,527)
Net income (loss) per share, primary . . . . . . . . .          .07          (.15)         (.08)         (.12)
Net income (loss) per share, fully diluted . . . . . .          .07          (.15)         (.08)         (.12)


                                                                          1993 QUARTER ENDED
                                                            -------------------------------------------------
                                                            MARCH 31      JUNE 30       SEPT. 30      DEC. 31
                                                            --------      -------       --------      -------
                                                             (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues . . . . . . . . . . . . . . . . . . . . . . .      $15,334       $17,539       $21,428       $20,783
Income (loss) from operations  . . . . . . . . . . . .        1,688           (70)        2,923           570
Net income . . . . . . . . . . . . . . . . . . . . . .        2,230           267         1,612           378
Net income per share, primary  . . . . . . . . . . . .          .09           .01           .05           .01
Net income per share, fully diluted  . . . . . . . . .          .08           .01           .05           .01

         During the second, third and fourth quarters of 1994, the Company incurred exploration expenditures of $6.4 million, $4.8 million and $6.4 million, respectively. Included in these expenditures were dry hole costs for unsuccessful exploratory wells of $4.6 million, $2.5 million and $3.9 million, respectively.

         During the first and fourth quarters of 1993, the Company recorded gains of $2.1 million ($.09 per share) and $.6 million ($.02 per share), respectively, on the sale of assets. (Unless otherwise indicated, all per share information presented herein is on a per primary share basis.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As discussed in Notes 1 and 2 to the Consolidated Financial Statements, the consolidated financial information for all periods presented have been restated to consolidate the Russian joint venture operations. Prior to the receipt on March 3, 1995, of an exemption from paying export tax on crude oil sold outside of Russia, the activities of the Russian joint venture were not significant to the Company and the Company accounted for these activities using the equity method. This change had no effect on net income
(loss) or shareholders' equity for the periods presented.

INTRODUCTION

           In 1994, 1993 and 1992, the Company generated $38.2 million, $19.5 million and $6.7 million, respectively, in cash from operating activities. The Company's expenditures for exploration and development activities in 1994, 1993 and 1992 were $49.0 million, $22.1 million and $8.1 million, respectively. In 1994 and 1992, the Company's expenditures for the acquisition of producing properties were $3.8 million and $15 thousand, respectively. In 1993, the Company acquired no producing properties. The Company currently anticipates expending approximately $37.3 million in 1995 for exploration and development activities. Domestic exploration and development expenditures are projected to be approximately $15.3 million with expenditures related to international exploration and development activities including Russia projected to be approximately $22 million in 1995.

         During 1994, 1993 and 1992 the Company's worldwide oil and gas reserve base increased approximately 14.7 Mmbls (44%), 7.2 Mmbls (27%), and 2.5 Mmbls (11%) of oil equivalent, respectively. These increases are the direct result of the Company's exploration and development efforts under taken during these years.

         The Company's reserve replacement ratio, inclusive of revisions of previous estimates and based on net equivalent barrels, from exploration and development activities for 1994, 1993 and 1992 was 576%, 403% and 220%, respectively. The reserve replacement ratio for 1994 was the result of the Company's 1994 drilling program, primarily international, and positive revisions to previous estimates. The reserve replacement ratio for 1993 was the result of the Company's 1993 drilling program, primarily domestic, and positive revisions to previous reserve estimates primarily associated with the Company's Taylor Lake and San Juan properties. The reserve replacement ratio for 1992 was the result of the Company's activities in Russia partially offset by downward revisions of previous estimates for the Oak Hill field in East Texas and a diminished drilling program during the year.

RESULTS OF OPERATIONS

         In 1994, the Company had a net loss of $8.3 million ($.28 per share) compared to net income of $4.5 million ($.16 per share) and a net loss of $2.8 million ($.12 per share) in 1993 and 1992, respectively. The net loss for 1994 includes $19.3 million in exploration expenses. During 1993 and 1992, exploration expenses were $6.9 million and $6.5 million, respectively. The increase in exploration expenses during 1994 is reflective of the Company's increased international and domestic exploration activities in comparison to previous years. Included in 1994 exploration expenditures were dry hole costs of $11.2 million as compared to $1.9 million and $0.9 million in 1993 and 1992, respectively. The net income for 1993 includes a $1.3 million distribution from IPI, a $1.6 million net gain on the sale of producing properties, including certain interests in San Juan properties, and $.7 million in gains on other asset sales. The net loss for 1992 includes a $.4 million loss on the disposition of domestic producing properties.

  Oil and Gas

         In 1994, 1993 and 1992, worldwide oil and gas production accounted for $43.8 million (70%), $35.7 million (48%) and $33.4 million (58%) of the
Company's operating revenues, respectively. Domestic oil and gas operations accounted for $20.1 million (32%), $19.3 million (26%) and $19.0 million (33%) of the Company's operating revenues during the same periods, respectively. Indonesian oil and gas operations accounted for $11.7 million (19%), $11.4 million (15%) and $11.7 million (20%) of the Company's operating revenues in 1994, 1993 and 1992, respectively. Russian oil and gas operations accounted for $12.0 million (19%), $ 4.6 million (6%) and $2.2 million (4%) of the Company's operating revenues in 1994, 1993 and 1992, respectively.

         Worldwide oil and gas revenues increased approximately $8.1 million (23%) from 1993 to 1994. Russian revenues increased $7.4 million (160%) during 1994, primarily as the result of increased oil production from the Onbysk field. Slight increases were recorded for both Indonesian and domestic revenues. During 1994, domestic oil and gas revenues increased approximately 4% as compared to 1993. This increase is the direct result of increased natural gas production from the Company's Taylor Lake field and from new offshore fields from which initial production began late in 1994. When compared to 1993, domestic natural gas production increased 27% during 1994. However, this increased production was principally offset by decreases during 1994 as compared to 1993 in gas prices, oil prices and oil production of 12%, 9% and 13%, respectively.

         The 7% increase in worldwide oil and gas revenues from 1992 to 1993
was due primarily to a $2.4 million increase in Russian revenues.   Domestic
gas production increased approximately 10% in 1993. This increased production was primarily in the Taylor Lake field located in the onshore Gulf Coast area. The price received per Mcf increased 6% and is attributed to the demand for domestic natural gas which resulted in gradually increasing gas prices throughout 1993. These increases were partially offset by decreases in both domestic oil production and the overall price per barrel received in 1993. In 1993, domestic oil production decreased 21% primarily as the result of sales during the fourth quarter of 1992 of certain properties in the Rockies area.

         The Company's oil and gas volumes and unit prices for the United States, Indonesia, Russia and Argentina for 1994, 1993 and 1992 are summarized in the following table:

                         UNITED STATES                  INDONESIA                    RUSSIA                     ARGENTINA
                    ------------------------    ------------------------      ----------------------      -----------------------
                     VOLUME       UNIT PRICE     VOLUME       UNIT PRICE      VOLUME      UNIT PRICE      VOLUME       UNIT PRICE
                    -------       ----------    -------       ----------      ------      ----------      ------       ----------
1994
Oil (MBbl)  . . .     229           $15.65         47           $16.58        842            $14.21         -             -
Gas (Mmcf)  . . .   8,904           $ 1.86      4,473           $ 2.45         -              -             -             -

1993
Oil (MBbl)  . . .     263           $17.11         54           $18.31        323            $14.24         19           $15.47
Gas (Mmcf)  . . .   7,088           $ 2.11      3,769           $ 2.75         -              -             -             -

1992
Oil (MBbl)  . . .     334           $18.97         47           $20.65        128            $17.06         21           $18.37
Gas (Mmcf)  . . .   6,425           $ 2.00      3,667           $ 2.92         -              -             -             -


         The oil and gas revenue variances resulting from volume and price changes for the United States, Indonesia and Russia during 1994 and 1993 are summarized in the table below (amounts in thousands).


                                             UNITED STATES              INDONESIA                 RUSSIA
                                          ------------------        ------------------      ------------------
                                           VARIANCE DUE TO:         VARIANCE DUE TO:         VARIANCE DUE TO:
                                          PRICE       VOLUME        PRICE       VOLUME      PRICE       VOLUME
                                          -----       ------        -----       ------      -----       ------
         1994 VS 1993
         ------------
         Oil . . . . . . . . . . . . .    $  (334)    $  (582)     $   (81)     $ (128)       $ (25)   $7,390
         Gas . . . . . . . . . . . . .    $(2,226)    $ 3,832      $(1,342)     $1,936        $  -     $   -

         1993 VS 1992
         ------------
         Oil . . . . . . . . . . . . .    $  (489)    $(1,347)     $  (126)     $  145        $(946)   $3,361
         Gas . . . . . . . . . . . . .    $   780     $ 1,326      $  (641)     $  298        $  -     $   -


         Future oil and gas revenues, both domestic and foreign, will depend on volumes sold and prices received. These in turn will depend on a number of factors beyond the control of the Company including demand and price adjustments under buyers' contracts with Pertamina.

        Worldwide production expenses increased 38% and 13% during 1994 and 1993, respectively, when compared to production expenses of the previous year. Domestic production expenses per equivalent barrel of oil produced during 1992, 1993 and 1994 were $3.68, $2.61 and $1.97, respectively. The decrease in domestic production expenses per equivalent barrel of oil during these three years is reflective of the Company's decision to dispose of certain high cost properties during 1992 and 1993 and of increased production during 1993 and 1994 from the Company's lower cost Taylor Lake field. Russian production expenses accounted for $7.8 million (70%), $4.0 million (49%) and 1.5 million (21%) of the Company's production expenses in 1994, 1993 and 1992, respectively. Included in Russian production expenses were export tax expenses of $4.1 million, $1.7 million and $0.4 million during 1994, 1993 and 1992, respectively.

         Exploration expenses in 1994 increased approximately $12.4 million when compared to exploration expenses incurred during 1993 and 1992. This increase is reflective of the increased worldwide exploration activities undertaken by the Company. As a result of these exploration efforts, the Company added during 1994 to its reserve base approximately 15.8 Mmbls (47%) on a barrel of equivalent oil basis and increased future discounted net revenues after tax effects approximately $49.8 million (46%). Included in 1994 exploration expenses were dry hole expenditures, leasehold impairments and geological costs of approximately $11.2 million, $2.4 million and $3.1 million. The same expenditures during 1993 were approximately $1.9 million, $2.4 million and $1.1 million, respectively.

         Depletion, depreciation and amortization increased approximately 17% during 1994 when compared to 1993. This increase is the result of an increase in oil and gas production. Domestic depletion, depreciation and amortization per equivalent barrel of oil produced during 1992, 1993 and 1994 were $4.96, $4.12 and $3.83. This downward trend is reflective of disposition of certain high cost properties and of the Company's successful exploration and development activities. Russian depletion, depreciation and amortization expenses accounted for $ 1.6 million (16%), $0.6 million (7%) and $0.3 million (3%) of the Company's depletion, depreciation and amortization expenses in 1994, 1993 and 1992, respectively.

         Administrative expenses decreased approximately 1% during 1994 and approximately 6% in 1993 when compared to previous years. The overall decrease from 1992 to 1994 of 7% is reflective of the Company's continuing efforts to focus on and reduce controllable costs whenever possible. These cost reductions have occurred during periods of increased exploration and development activities and increased oil and gas production. Russian administrative expenses account for $2.3 million (26%), $1.4 million (16%) and $1.3 million (13%) of the Company's administrative expenses during 1994, 1993 and 1992, respectively.

  Pipeline Operations

          Pipeline operations accounted for $18 million (29%), $38.6 million (51%) and $23.9 million (42%) of the Company's consolidated revenues in 1994, 1993 and 1992, respectively. Pipeline operating expenses exclusive of depreciation were $16.9 million, $37.5 million and $22.0 million for 1994, 1993 and 1992, respectively. The pipeline segment generated losses from operations before taxes of $0.3 million in 1994, $0.6 million in 1993 and $0.3 million in 1992. While the losses from operations before taxes improved during 1994, the pipeline segment continued to experience constricted operating margins. The increase in the loss from operations before taxes from 1992 to 1993 of $0.3 million was primarily the result of decreased operating margins in 1993. The loss in 1992 was due primarily to the impairment of certain pipeline assets and to repairs, environmental and safety expenditures.

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

         A third project, which is currently inactive, was a well stimulation program in and adjacent to the Romashkino field. In connection with this project during 1994, a total of 42 stimulations were performed of which 34 were performed within the Onbysk field and 8 in other fields. Activities were directed primarily at the Onbysk field because the Government had not indicated whether or not, in the long-term, incremental oil resulting from the stimulation activities in the Romashkino area would be designated as Own Oil and which may be exported freely for hard currency. Because of the lack of clarification of long-range government policy towards stimulation, the contract was terminated on November 1, 1994. Should progress be made in establishing a firm Own Oil classification over a clearly defined period, the stimulation program may be reactivated at some later date.

         The assumption of operations by the joint venture of a fourth project, the development of undeveloped reserves underlying urban areas within the Romashkino field, is no longer considered an appropriate project for Tatex under the prevailing tax and administrative uncertainties. As a result, no further action will be taken to finalize the contract for the urban project which existed in draft form. However, Tatneft and Texneft have agreed to examine alternative opportunities to expand Tatex operations into other fields in which exploration but not development activities have been carried out.

         As of December 31, 1994 and 1993, the Company's advances to Texneft were $18.2 million and $11.7 million, respectively. The Company has recognized net losses from its Russian operations for the periods ended December 31, 1994, 1993 and 1992 of $.1 million, $1.2 million and $.8 million, respectively. Included in the 1994, 1993 and 1992 losses were $3.4 million, $1.4 million and $.3 million, respectively, of expense for the Russian government export tax on crude oil. On March 3, 1995, the Company was notified that Tatex had received an exemption from paying export tax on crude oil sold outside of Russia. The exemption received was for one year and was effective January 1, 1995. The exemption is subject to an annual review by the Government and subject to its approval, can be renewed for two additional years.


LIQUIDITY AND CAPITAL RESOURCES

         Key balance sheet amounts and ratios stated in millions (except ratios and per share amounts) at December 31, 1994, 1993 and 1992 were as follows:

                                                                  1994            1993              1992
                                                                 ------          ------            ------
Cash and cash equivalents . . . . . . . . . . . . . . .          $  3.9          $ 16.4           $ 20.6
Short-term liquid investments . . . . . . . . . . . . .          $ 33.3          $ 49.9           $ 21.8
Current assets  . . . . . . . . . . . . . . . . . . . .          $ 53.1          $ 84.3           $ 58.4
Current liabilities . . . . . . . . . . . . . . . . . .          $ 26.8          $ 22.6           $ 15.9
Current ratio . . . . . . . . . . . . . . . . . . . . .             198%            373%             367%
Non-current redeemable bearer shares  . . . . . . . . .          $ 17.5          $ 18.4           $  -
Long-term debt  . . . . . . . . . . . . . . . . . . . .          $  1.3          $  -             $  0.1
Shareholders' equity  . . . . . . . . . . . . . . . . .          $107.8          $120.4           $114.7
Debt to equity ratio  . . . . . . . . . . . . . . . . .            17.4%           15.3%             -
Equity per common share outstanding(1)  . . . . . . . .          $  3.67         $  4.01          $  4.89
Common shares outstanding at year end   . . . . . . . .            29.4            30.0             23.5

(1) If Prudential had converted its Preferred Stock to common stock on December 31, 1992, equity per common share outstanding would have been $3.85. See Note 5 to Consolidated Financial Statements.

         Cash and cash equivalents combined with short-term liquid investments decreased by $29.1 million during the year ended December 31, 1994. This decrease was primarily due to capital expenditures of $52.3 million and a $5.3 million treasury stock acquisition. These cash outlays were partially offset by the $38.2 million of cash provided by operating activities net of the $16.2 million change in short-term liquid investments.

         Cash and cash equivalents combined with short-term liquid investments increased by $23.9 million during the year ended December 31, 1993. This increase was primarily due to the $19.2 million received in August 1993, representing an interest-free loan, of the remaining cash held by Hambros Trust. The loan is repayable on demand only to the extent necessary to redeem bearer shares presented for exchange until July 2008. The loan is secured by a letter of credit from a bank. The letter of credit is secured by certain of the Company's short-term liquid investments. Each bearer share presented during this period will be redeemed for $6.66. As of December 31, 1994, there were 2,685,487 outstanding bearer shares. In July 2008, the obligation of the Company to holders of bearer shares will cease, the interest-free loan will terminate, and any remaining cash will revert to the Company and will be accounted for as an increase in capital in excess of par value.

         Cash provided by operating activities for the year ended December 31, 1994 was $38.2 million compared to $19.5 million for the same period in 1993. This $18.7 million increase in cash provided by operations is primarily the result of a decrease in short-term liquid investments of $16.2 million.

         Cash provided by operating activities for the year ended December 31, 1993 was $19.5 million compared to $6.7 million for the same period in 1992. This $12.8 million increase in cash provided by operations is primarily the result of a $2.3 million net increase in income from operations adjusted for depletion, impairments, dry hole expense and gain on disposition of properties and a $10.2 million net increase resulting from changes in accounts receivable, other current assets, accounts payable and accrued liabilities for 1993 as compared to 1992.

         The Company expended approximately $52.3 million for additions to properties and equipment in 1994 compared to $25.9 million and $7.9 million in 1993 and 1992, respectively. Capital expenditures combined with a $5.3 million treasury stock acquisition were the primary reasons for the $35.4 million decrease in working capital in 1994. Working capital increased $19.2 million in 1993. The 1993 increase was primarily due to the $19.2 million proceeds from redeemable bearer shares previously discussed.

         In 1995, the Company intends to direct cash flow from its current base of domestic properties and Indonesian interests to expand its exploration and development efforts in the United States, mainly offshore Gulf of Mexico, while directing its balance sheet cash (cash and short-term investments) primarily toward international opportunities. The Company plans to spend in 1995 approximately $15.3 million on exploration and development activities in the United States. Capital expenditures for international activities, primarily in Russia, Egypt and the Ivory Coast, are projected to be approximately $22 million for 1995. Factors such as political stability in the various host countries and world oil prices will heavily influence the amount and timing of these expenditures. The Company believes that it has adequate resources to fund these planned expenditures.

         In order to insure that the Company continues to have the necessary financial flexibility in the future, the Company is currently negotiating a $35 million unsecured line of credit. In addition, the Company and its working interest partners are currently negotiating project financing for the Ivory Coast development activities. The Company seeks to finalize these credit resources by mid-1995. In addition, the Company plans to obtain project financing for Egyptian development activities when the extent of those activities is more clearly defined.

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

         As discussed in notes 1 and 3 to the consolidated financial statements, in 1994 the Company changed its method of accounting for certain investments to adopt the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities." As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for natural gas revenues in 1994. As discussed in notes 1 and 7 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes to adopt the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

         As discussed in notes 1 and 2 to the consolidated financial statements, effective January 1, 1995, the consolidated financial statements for all periods presented have been restated to present the Russian joint venture operations as part of the consolidated group. These activities were previously accounted for using the equity method.




                             KPMG PEAT MARWICK LLP


Houston, Texas
February 28, 1995, except as to
notes 1, 2, 6, 7 and 10, which
are as of May 10, 1995

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE  SHEETS (AS RESTATED)
                           DECEMBER 31, 1994 AND 1993
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                     ASSETS

                                                                                     1994            1993
                                                                                   --------        ---------
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .   $  3,881        $ 16,356
   Short-term liquid investments . . . . . . . . . . . . . . . . . . . . . . . .     33,279          49,947
   Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,665          14,869
   Current investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        832           1,663
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,436           1,434
                                                                                   --------        --------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .     53,093          84,269
                                                                                   --------        --------

Properties and equipment, at cost:
   Oil and gas properties (successful efforts method)                               119,602          95,368
   Pipeline facilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19,320          18,976
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,961          11,561
                                                                                   --------        --------
                                                                                    151,883         125,905
   Less:  accumulated depletion, depreciation and amortization                      (58,534)        (54,795)
                                                                                   --------        --------
        Net properties and equipment . . . . . . . . . . . . . . . . . . . . . .     93,349          71,110
                                                                                   --------        --------

Notes receivable- Russian joint venture  . . . . . . . . . . . . . . . . . . . .      3,606           1,404
Indonesian venture advances, net . . . . . . . . . . . . . . . . . . . . . . . .      2,453           3,099
Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,999           2,049
                                                                                   --------        --------
                                                                                   $154,500        $161,931
                                                                                   ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $13,256        $ 15,523
   Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,229           6,272
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,309             785
                                                                                   --------        ---------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .     26,794          22,580
                                                                                   --------        ---------

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,275             -
Deferred credits and other . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,208             600
Commitments and contingencies  . . . . . . . . . . . . . . . . . . . . . . . . .        -               -
Redeemable bearer shares . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17,467          18,375
Shareholders' equity:
   Common stock; authorized 100,000,000 shares at $1.00 par value;
     issued and outstanding 33,335,487 in 1994 and 33,190,287 in 1993                33,335          33,190
   Capital in excess of par value. . . . . . . . . . . . . . . . . . . . . . . .    138,355         137,648
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (44,167)        (35,914)
                                                                                   --------        ---------
                                                                                    127,523         134,924
   Less:  treasury stock; 3,900,697 shares in 1994 and 3,186,329 in 1993 . . . .    (19,767)        (14,548)
                                                                                   --------        ---------
        Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . .    107,756         120,376
                                                                                   --------        ---------
                                                                                   $154,500        $161,931
                                                                                   ========        =========





          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (as restated)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                        1994               1993              1992
                                                                    -------------     -------------       -------------
Revenues:
   Oil and gas  . . . . . . . . . . . . . . . . . . . . . . . .     $     43,814      $     35,693       $    33,402
   Pipeline . . . . . . . . . . . . . . . . . . . . . . . . . .           18,009            38,610            23,875
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,120               781               229
                                                                    ------------      -------------      -----------
                                                                          62,943            75,084            57,506
                                                                    ------------      -------------      -----------
Expenses:
   Production . . . . . . . . . . . . . . . . . . . . . . . . .           11,203             8,135             7,170
   Exploration  . . . . . . . . . . . . . . . . . . . . . . . .           19,325             6,946             6,522
   Pipeline cost of sales . . . . . . . . . . . . . . . . . . .           16,852            37,495            21,990
   Depletion, depreciation and amortization . . . . . . . . . .            9,837             8,376            10,247
   Administrative . . . . . . . . . . . . . . . . . . . . . . .            8,905             9,021             9,634
                                                                    ------------      -------------      -----------
                                                                          66,122            69,973            55,563
                                                                    ------------      -------------      -----------
       Income (loss) from operations  . . . . . . . . . . . . .           (3,179)            5,111             1,943

Other income (expense):
   Interest income  . . . . . . . . . . . . . . . . . . . . . .            2,308             2,046             1,955
   Interest expense . . . . . . . . . . . . . . . . . . . . . .             (124)             (101)             (246)
   Distribution from IPI  . . . . . . . . . . . . . . . . . . .               -              1,267                -
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . .             (602)            2,696               (26)
                                                                    ------------      -------------      -----------
                                                                           1,582             5,908             1,683
                                                                    ------------      -------------      -----------

       Income (loss) before income tax expense  . . . . . . . .           (1,597)           11,019             3,626

Income tax expense  . . . . . . . . . . . . . . . . . . . . . .            6,656             6,532             6,472
                                                                    ------------      -------------      -----------

   Net income (loss)  . . . . . . . . . . . . . . . . . . . . .     $     (8,253)     $      4,487       $    (2,846)
                                                                    ============      =============      ===========


Income (loss) per share based on weighted average shares:
   Net income (loss) primary  . . . . . . . . . . . . . . . . .     $      (0.28)     $        0.16      $     (0.12)
                                                                    ============      =============      ===========
   Net income (loss) assuming full dilution . . . . . . . . . .     $      (0.28)     $        0.15      $    (0.12)
                                                                    ============      =============      ===========
Weighted average common shares outstanding:
   Primary  . . . . . . . . . . . . . . . . . . . . . . . . . .       29,660,578        28,360,697        23,593,288
                                                                    ============      =============      ===========
   Assuming full dilution . . . . . . . . . . . . . . . . . . .       29,660,578        29,903,391        23,593,288
                                                                    ============      =============      ===========





          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                             (AMOUNTS IN THOUSANDS)





                                                                1994               1993                1992
                                                              ---------          ---------           ---------
COMMON STOCK
   Balance at beginning of year . . . . . . . . . .           $ 33,190           $ 26,701            $ 26,569
   Adjustment of common stock subject to put  . . .                -                   28                  67
   Conversion of preferred stock into common stock                 -                6,311                 -
   Issuance of common stock . . . . . . . . . . . .                145                150                  65
                                                              --------           --------            --------
   Balance at end of year . . . . . . . . . . . . .             33,335             33,190              26,701
                                                              --------           --------            --------

CAPITAL IN EXCESS OF PAR VALUE
   Balance at beginning of year . . . . . . . . . .            137,648             88,423              87,739
   Adjustment of common stock subject to put  . . .                -                  172                 383
   Issuance of treasury stock for bearer shares . .                -                 (198)                -
   Issuance of treasury stock to 401(k) plan  . . .                 35                 13                 -
   Conversion of preferred stock into common stock                 -               48,387                 -
   Issuance of common stock . . . . . . . . . . . .                672                851                 301
                                                              --------           --------            --------
   Balance at end of year . . . . . . . . . . . . .            138,355            137,648              88,423
                                                              --------           --------            --------

CONVERTIBLE PREFERRED STOCK
   Balance at beginning of year . . . . . . . . . .                -               54,698              54,698
   Conversion of preferred stock into common stock                 -              (54,698)                -
                                                              --------           --------            --------
   Balance at end of year . . . . . . . . . . . . .                -                  -                54,698
                                                              --------           --------            --------

ACCUMULATED DEFICIT
   Balance at beginning of year . . . . . . . . . .            (35,914)           (40,401)            (37,555)
   Net income (loss)  . . . . . . . . . . . . . . .             (8,253)             4,487              (2,846)
                                                              --------           --------            --------
   Balance at end of year . . . . . . . . . . . . .            (44,167)           (35,914)            (40,401)
                                                              --------           --------            --------

TREASURY STOCK
   Balance at beginning of year . . . . . . . . . .            (14,548)           (14,768)            (13,295)
   Acquisition of treasury stock  . . . . . . . . .             (5,289)               -                (1,473)
   Issuance of treasury stock for bearer shares . .                -                  198                 -
   Issuance of treasury stock to 401(k) plan  . . .                 70                 22                 -
                                                              --------           --------            --------
   Balance at end of year . . . . . . . . . . . . .            (19,767)           (14,548)            (14,768)
                                                              --------           --------            --------

TOTAL SHAREHOLDERS' EQUITY                                    $107,756           $120,376            $114,653
                                                              ========           ========            ========





          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                             (AMOUNTS IN THOUSANDS)

                                                                                     1994               1993               1992
                                                                           ----------------         ---------           --------
Cash Flows from Operating Activities:
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . .        $        (8,253)         $  4,487            $ (2,846)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation, depletion and amortization  . . . . . . . . . .                  9,837             8,376              10,247
      Leasehold impairments and dry hole expense  . . . . . . . . .                 13,635             4,272               4,031
      Unrealized loss on short-term liquid and current investments                     458               -                  -
      (Gain) loss on asset sales  . . . . . . . . . . . . . . . . .                      8            (2,974)                450
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .                    (37)             (226)               (322)
   Changes in:
      Accounts receivable   . . . . . . . . . . . . . . . . . . . .                  4,204            (2,095)             (1,036)
      Other current assets  . . . . . . . . . . . . . . . . . . . .                 (2,171)            1,775                 (17)
      Accounts payable  . . . . . . . . . . . . . . . . . . . . . .                 (2,267)            3,670                 436
      Accrued liabilities   . . . . . . . . . . . . . . . . . . . .                  5,957             2,303              (3,952)
      Short-term liquid investments   . . . . . . . . . . . . . . .                 16,210               -                   -
      Deferred credits  . . . . . . . . . . . . . . . . . . . . . .                    608               (57)               (278)
                                                                           ---------------          --------            --------
   Net cash provided by operating activities  . . . . . . . . . . .                 38,189            19,531               6,713
                                                                           ---------------          --------            --------

Cash Flows from Investing Activities:
   Additions to oil and gas properties  . . . . . . . . . . . . . .                (50,381)          (23,121)             (6,410)
   Additions to pipeline facilities and other properties and equipment              (1,920)           (2,731)             (1,463)
   Purchases of short-term liquid investments . . . . . . . . . . .                    -            (829,948)           (966,672)
   Maturities of short-term liquid investments  . . . . . . . . . .                    -              11,849              19,879
   Proceeds from sales of short-term liquid investments . . . . . .                    -             789,936             952,458
   Proceeds from sales of assets  . . . . . . . . . . . . . . . . .                  6,843            10,251               4,087
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (1,775)              331              (1,064)
                                                                           ---------------          --------            --------
   Net cash used in investing activities  . . . . . . . . . . . . .                (47,233)          (43,433)                815
                                                                           ---------------          --------            --------

Cash Flows from Financing Activities:
   Proceeds from common stock issuance  . . . . . . . . . . . . . .                    852               685                 366
   Proceeds from redeemable bearer shares . . . . . . . . . . . . .                    -              19,149                 -
   Proceeds from long-term debt . . . . . . . . . . . . . . . . . .                  1,275               -                   -
   Redemptions of bearer shares . . . . . . . . . . . . . . . . . .                   (908)             (129)                -
   Acquisitions of treasury stock . . . . . . . . . . . . . . . . .                 (5,289)              -                   -
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    639               (13)               (324)
                                                                           ---------------          --------            --------
   Net cash provided by (used in) financing activities  . . . . . .                 (3,431)           19,692                  42
                                                                           ---------------          --------            --------

   Net increase (decrease) in cash and cash equivalents . . . . . .                (12,475)           (4,210)              7,570
   Cash and cash equivalents at beginning of period . . . . . . . .                 16,356            20,566              12,996
                                                                           ---------------          --------            --------
   Cash and cash equivalents at end of period . . . . . . . . . . .        $         3,881           $16,356            $ 20,566
                                                                           ===============          ========            ========

Supplemental disclosure of cash flow information:
Cash paid for:
   Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $           224          $    125            $     72
                                                                           ===============          ========            ========
Income taxes:
   U. S.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $           -            $    150                $120
   Foreign  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  6,577             6,320               6,474
                                                                           ---------------          --------            --------
      Total   . . . . . . . . . . . . . . . . . . . . . . . . . . .        $         6,577          $  6,470            $  6,594
                                                                           ===============          ========            ========





          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994


Supplemental disclosure of non-cash investing and financing activities:

     In connection with the Company's Employees 401(k) Savings Plan referred to in Note 8, the Company contributed 14,194 treasury shares during 1994 with a market value of $104,000 to the plan. During 1993, the Company contributed 4,638 treasury shares with a market value of $35,000 to the plan.

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

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Certain reclassifications have been made in the 1993 and 1992 financial statements to conform to presentation used in 1994.

  Principles of Consolidation

         The Consolidated Financial Statements include the accounts of Global Natural Resources Inc. and its majority-owned entities (the "Company"). The Consolidated Financial Statements for all periods presented have been restated to present its Russian joint venture operations as part of the consolidated group. These activities were previously accounted for using the equity method (see Note 2). The Company's accounts include its pro rata share of the balances and operations of the Tatex joint venture, in which a subsidiary of the Company owns an undivided 50% interest. All significant intercompany accounts and transactions have been eliminated.

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

(2)      INVESTMENT IN TEXNEFT

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

         Tatex was registered with the Ministry of Finance of the former USSR on November 15, 1990, and subsequently registered with the governments of Russia, Tatarstan and the City of Almetyevsk. The joint venture activities currently include two projects: 1) vapor recovery and, 2) the development and operation of the Onbysk field. A third project which is currently inactive, was well stimulation in and adjacent to the Romashkino field. The assumption of operations by the joint venture of a fourth project, development of undeveloped reserves underlying urban areas within the Romashkino field, is no longer considered an appropriate project for Tatex under the prevailing tax and administrative uncertainties. However, Tatneft and Texneft have agreed to examine alternative opportunities to expand Tatex operations in other fields in which exploration but not development activities have been carried out.

         The joint venture capital contributions totaled approximately $2.8 million as of December 31, 1994. In 1991, Tatneft contributed .5 million rubles while Texneft contributed the equivalent of .5 million rubles at the official exchange rate. Fifty percent of Texneft's initial contribution, or approximately $.4 million, was made in equipment and materials. In

1993, Texneft and Tatneft each contributed $1 million to the Charter Fund as their share of contributions required to finance the development of the Onbysk field and the well stimulation operations.

         Additional funding for the joint venture will be supplied by Texneft and Tatneft through various credit agreements. The aggregate amount of all loans made under the various credit agreements will not exceed $19.5 million from Texneft and a total of 5.2 million rubles and $16.5 million from Tatneft. As of December 31, 1994, 1993 and 1992, outstanding dollar advances from Texneft were approximately $7.2 million, $2.8 million and $1.8 million, respectively. As of December 31, 1994, outstanding advances from Tatneft were approximately $2.6 million.

         On March 3, 1995, the Company was notified that its Russian joint venture had received an exemption from paying export tax on crude oil sold outside of Russia. The exemption, which is subject to annual review by the Russian government, is for one year beginning January 1, 1995. With government approval, the exemption can be renewed for two additional years. Prior to the receipt of the export tax exemption, the activities of the Russian joint venture were not significant to the Company and the Company accounted for these activities using the equity method. Because these activities have become significant, effective January 1, 1995 the Company began consolidating its Russian joint venture operations. The Consolidated Financial Statements for 1994, 1993 and 1992 have been restated for this change. The change had no effect on net income for the periods presented or on accumulated deficit as of the beginning of 1992.

Risks Applicable to Russian Operations

         The Company's activities in Russia are subject to the usual risks associated with foreign operations, including political and economic uncertainties, risks of cancellation or unilateral modification of agreements, operating restrictions, currency repatriation restrictions, expropriation, export restrictions, the imposition of new taxes and the increase of existing taxes, inflations and other risks arising out of foreign government sovereignty over areas in which the operations are conducted. The Company has endeavored to protect itself against certain political and commercial risks inherent in the venture. There is no certainty that the steps taken by the Company will provide adequate protection.

(3)      CURRENT INVESTMENTS

         Current investments at December 31, 1994 and 1993 consist of certificates of deposit and U.S. government and corporate debt securities (included in short-term liquid investments), and equity securities (included in current investments). During the twelve month period ended December 31, 1994, the Company recorded $0.5 million of unrealized losses resulting from changes in the differences between cost and market value of short-term liquid investments and current investments.

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

         The Arrangement provided that Trust Shares not claimed by July 26, 1988 could be sold by the Trust and the proceeds from such sale together with earned interest be used to satisfy future claims by the holders of share warrants to bearer. Prior to August 1993, the Company was obligated to maintain a sufficient number of treasury shares or unissued shares to be issued in case the Trust determined that it held an insufficient number of Company shares to effect an exchange. The Company was also obligated to maintain a letter of credit in favor of the Trust equal to the number of Company shares held by the Trust multiplied by the escalated price. This obligation was accounted for as common
stock subject to put.   Prior to August 1993, unclaimed Trust Shares were
included in the total common shares issued and outstanding.

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

(5)      SHAREHOLDERS' EQUITY

  Preferred Share Purchase Rights Plan

         In October 1988, the Board of Directors of the Company adopted a preferred share rights plan (the "Rights Plan") pursuant to which holders of the Company's common stock were issued rights ("Rights") to purchase shares of a series of the Company's preferred stock. Generally, the Rights are exercisable only if a person or group acquires 20% or more of the Company's outstanding voting stock. The Rights Certificates are exercisable on the tenth business day after the shares acquisition date, as defined, or such later date as determined by the Board of Directors. Each Right entitles the holder thereof to buy one one-hundredth of a share of Series B Junior Preferred Stock ("Preferred Stock") at an exercise price of $20.00 per Right, subject to anti-dilution provisions. The Rights, under certain circumstances, are redeemable at the option of the Company's Board of Directors at a price of $.01 per Right and expire on October 20, 1998.

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

                                                               1994               1993                1992
                                                           -----------        -----------         -----------
COMMON STOCK OUTSTANDING
   Shares at beginning of year  . . . . . . . . . . .       33,190,287         26,700,646          26,568,681
   Adjustment of common stock subject to put  . . . .               -              28,304              66,965
   Conversion of preferred stock into common stock  .               -           6,311,537                  -
   Issuance of common stock . . . . . . . . . . . . .          145,200            149,800              65,000
                                                           -----------        -----------         -----------
   Shares at end of year  . . . . . . . . . . . . . .       33,335,487         33,190,287          26,700,646
                                                           -----------        -----------         -----------

CONVERTIBLE PREFERRED STOCK OUTSTANDING
   Shares at beginning of year  . . . . . . . . . . .               -           6,153,847           6,153,847
   Conversion of preferred stock into common stock  .               -          (6,153,847)                 -
                                                           -----------        -----------         -----------
   Shares at end of year  . . . . . . . . . . . . . .               -                  -            6,153,847
                                                           -----------        -----------         -----------

TREASURY STOCK OUTSTANDING
   Shares at beginning of year  . . . . . . . . . . .        3,186,329          3,234,473           3,031,375
   Acquisition of treasury stock  . . . . . . . . . .          728,562                 -              203,098
   Issuance of treasury stock for bearer shares . . .               -             (43,506)                 -
   Issuance of treasury stock to 401(k) plan  . . . .          (14,194)            (4,638)                 -
                                                           -----------        -----------         -----------
   Shares at end of year  . . . . . . . . . . . . . .        3,900,697          3,186,329           3,234,473
                                                           -----------        -----------         -----------

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

         Information related to the options granted under the Key Employees Stock Option Plan is summarized as follows:

                                                         1994                                1993
                                            -------------------------------     -------------------------------
                                            NUMBER OF        OPTION PRICE       NUMBER OF        OPTION PRICE
                                              SHARES       RANGE PER SHARE       SHARES        RANGE PER SHARE
                                            ----------    -----------------     ----------    -----------------
         Options outstanding:
            Beginning of period  . . . .    1,045,350     $5.1875 - $10.500       939,550     $5.1875 -  $10.50
            Granted  . . . . . . . . . .        5,000     $7.75   - $7.9375       256,500     $6.25   -  $7.875

            Exercised  . . . . . . . . .     (145,200)    $5.1875 - $6.2500      (149,800)    $5.1875 -  $7.250
            Canceled . . . . . . . . . .       (5,400)    $6.25   - $6.6875          (900)    $6.625  -  $6.625
                                            ----------    -----------------     ----------    -----------------
            End of period  . . . . . . .      899,750     $5.1875 - $10.500     1,045,350     $5.1875 -  $10.50
                                            ==========    =================     ==========    =================
            Options exercisable  . . . .      662,150     $5.1875 - $10.500       631,400     $5.1875 -  $10.50
                                            ==========    =================     ==========    =================


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

         Information related to the options granted under the 1992 Plan is summarized as follows:

                                                          1994                                 1993
                                             --------------------------------     ---------------------------------
                                              NUMBER OF       OPTION PRICE         NUMBER OF        OPTION PRICE
                                               SHARES        RANGE PER SHARE        SHARES         RANGE PER SHARE
                                             ----------    ------------------     ----------     ------------------
         Options outstanding:
            Beginning of period  . . . .       622,500     $5.875   -  $7.750       500,000      $7.75   -  $7.7500

            Granted  . . . . . . . . . .        37,500     $7.1875  -  $8.000       122,500      $5.875  -  $7.4375
            Canceled . . . . . . . . . .          -          -            -            -           -            -
                                             ----------    ------------------     ----------     ------------------
            End of period  . . . . . . .       660,000     $5.875   -  $8.000       622,500      $5.875  -  $7.7500
                                             ==========    ==================     ==========     ==================
            Options exercisable  . . . .       480,000     $5.875   -  $8.000       352,500      $5.875  -  $7.7500
                                             ==========    ==================     ==========     ==================


  Dividends

         No dividends have been paid or declared.

(6)      LONG-TERM DEBT

         The Company's Russian joint venture has a $5 million line of credit with the International Moscow Bank. At December 31, 1994, this loan had an outstanding balance of $2,550,000 ($1,275,000 net to the Company's interest). This loan bears annual bank charges at the lower of interest at 8.75% per annum plus bank fees, or interest at 10% per annum payable semi-annually on June 15 and December 15. The line of credit is secured by the guarantee of Tatneft, the Company's Russian joint venture partner. The Company capitalizes a portion of its interest costs as part of property and equipment. Amounts capitalized in 1994 and 1993 were $0.1 million and $0.1 million, respectively.

(7)      INCOME TAXES

         Effective January 1, 1993, the Company adopted Statement No. 109. The cumulative effect of this accounting change as of January 1, 1993 had no impact on 1993 net income.

         Income before income taxes and the components of income tax expense for each of the three years ended December 31, 1994 stated in thousands, consisted of the following:

                                                                      1994                      1993                     1992
                                                                  ------------              ------------             ------------
         Income (loss) before income tax expense:
                Domestic . . . . . . . . . . . . . . . . . . .    $    (7,450)              $     4,857              $    (5,132)
                Foreign(1) . . . . . . . . . . . . . . . . . .          5,853                     6,162                    8,758
                                                                  ------------              ------------             ------------
                                                                  $    (1,597)              $    11,019              $     3,626
                                                                  ============              ============             ============
         Current income tax expense:

                Federal  . . . . . . . . . . . . . . . . . . .    $        24               $       175              $        (2)
                Foreign  . . . . . . . . . . . . . . . . . . .          6,632                     6,357                    6,474
                                                                  ------------              ------------             ------------
                                                                  $     6,656               $     6,532              $     6,472
                                                                  ============              ============             ============

- ----------------
(1) Includes 1994, 1993 and 1992 losses related to Argentina, Canada, Russia, Malaysia, Ivory Coast, Egypt and Turkey of $5,747, $5,055 and $2,798, respectively.

         The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets as of December 31, 1993 and 1994 stated in thousands were as follows:

                                                               1994              1993
                                                           -----------       -----------
         Deferred tax assets:
               Properties and equipment  . . . . . . . .   $    3,160        $    2,327
               Notes receivable  . . . . . . . . . . . .        5,248             6,978
               Other . . . . . . . . . . . . . . . . . .           84               273
               Net operating loss carryforwards  . . . .       10,267             8,955
               Percentage depletion carryforwards  . . .        3,736             3,485
               Foreign tax credit carryforwards  . . . .        1,545             2,067
               Minimum tax credit carryforwards  . . . .          934               811
               Investment tax credit carryforwards . . .        1,192             1,290
                                                           -----------       -----------
                        Deferred tax assets                    26,166            26,186
               Less - valuation allowance  . . . . . . .      (26,166)          (26,186)
                                                           -----------       -----------
                        Net deferred tax . . . . . . . .   $      -          $      -
                                                           ===========       ===========

         The Company's operating loss carryforwards expire in various amounts from 1997-2009, and the investment tax credit carryforwards expire in various amounts from 1995-2000. The statutory depletion carryforward may be carried forward indefinitely. Utilization of these carryforwards may be limited because these tax attributes were generated in separate return limitation years. In management's judgement, it is unlikely that the majority of the deferred tax assets in the preceding table can be realized as reductions in future taxable income or by utilizing available tax planning strategies. Therefore, an appropriate valuation allowance has been established to recognize this uncertainty. The Company will periodically review the likelihood of realizing these assets and adjust the valuation allowance as needed.

         The effective tax rate in the accompanying consolidated statements of operations was more than the computed expected tax expense at the federal statutory rate of 35% for the years ended December 31, 1994 and 1993 and 34% for the year ended December 31, 1992. Sources of these differences for each of the three years ended December 31, 1994 stated in thousands are as follows:

                                                                                             1994          1993          1992
                                                                                          ----------    ----------    ----------
         Computed statutory tax expense (benefit)  . . . . . . . . . . . . . . . . . .    $    (559)   $    3,857    $    1,233
         Increase (decrease) in taxes resulting from:
             Foreign tax expense, net of federal income tax benefits   . . . . . . . .        4,311         4,132         4,273
             Benefit from sale of stock of Canadian subsidiary   . . . . . . . . . . .          -          (4,129)          -
             Income tax benefit not utilized   . . . . . . . . . . . . . . . . . . . .        2,880         2,497           527
             Depletion and depreciation applicable to different financial
                   cost basis of assets due to purchase accounting   . . . . . . . . .          -             -             162
             Foreign income not taxed or taxed at different rates on
                   which U.S. federal income taxes are not provided  . . . . . . . . .          -             -             279
             Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           24           175            (2)
                                                                                          ----------    ----------    ----------
                                                                                          $   6,656     $   6,532     $   6,472
                                                                                          ==========    ==========    ==========

         Deferred federal income tax provisions result from timing differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each for the year ended December 31, 1992 stated in thousands were as follows:

                                                                                                      1992
                                                                                                   ---------
         Intangible exploration and development costs deducted for tax purposes which are capitalized and amortized for
             financial purposes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    645
         Lease impairments deducted for tax purposes less than amounts
             recorded for financial purposes . . . . . . . . . . . . . . . . . . . . . . . .           (625)
         Depletion, depreciation and amortization deducted for tax purposes
             less than amounts recorded for financial purposes . . . . . . . . . . . . . . .         (1,842)
         Other losses recognized for financial purposes prior to recognition
             for tax purposes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,380
         Loss on disposal of assets for tax purposes in excess of
             amounts recognized for financial purposes . . . . . . . . . . . . . . . . . . .           (550)
         Income tax benefit not utilized . . . . . . . . . . . . . . . . . . . . . . . . . .          1,342
         Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (350)
                                                                                                   ---------
                                                                                                   $    -
                                                                                                   =========

(8)      EMPLOYEES' PENSION AND RETIREMENT BENEFITS

  Pension Plan

         The Company sponsors a defined benefit pension plan which covers substantially all U.S. employees. The plan provides benefits based on the employee's years of service and compensation during the years immediately preceding retirement. The Company makes annual contributions to the plan to comply with the minimum funding provisions of the Employee Retirement Income Security Act. The plan investments consist primarily of common equities and fixed income securities.

         The following tables detail (i) the components of pension income and expenses, (ii) the funded status of the plan and amounts recognized in the Company's consolidated balance sheets and (iii) major assumptions used to determine these projected benefit obligations (amounts stated in thousands).

                                                                                        1994            1993           1992
                                                                                    -----------     -----------    -----------
         Components of pension income (expense):
               Service cost  . . . . . . . . . . . . . . . . . . . . . . . . .      $     (492)     $     (524)    $     (338)
               Interest cost . . . . . . . . . . . . . . . . . . . . . . . . .            (348)           (311)          (309)
               Actual return (loss) on plan assets . . . . . . . . . . . . . .            (306)            430            413
               Net amortization and deferral . . . . . . . . . . . . . . . . .             577            (168)          (168)
                                                                                    -----------     -----------    -----------
                          Net pension cost   . . . . . . . . . . . . . . . . .      $     (569)     $     (573)    $     (402)
                                                                                    ===========     ===========    ===========

         Actuarial present value of benefit obligations:
               Accumulated benefit obligations
                    Vested . . . . . . . . . . . . . . . . . . . . . . . . . .      $    3,952      $    3,877     $    3,329
                    Nonvested  . . . . . . . . . . . . . . . . . . . . . . . .             361             430            188
                                                                                    -----------     -----------    -----------
                          Total  . . . . . . . . . . . . . . . . . . . . . . .      $    4,313      $    4,307     $    3,517
                                                                                    ===========     ===========    ===========

         Projected benefit obligations for service rendered
            to date  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    5,229      $    5,129     $    4,258
         Plan assets at fair value . . . . . . . . . . . . . . . . . . . . . .           3,733           3,952          3,497
                                                                                    -----------     -----------    -----------
         Projected benefit obligations in excess of plan
            assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,496           1,177            761
         Unrecognized net transition obligation at January 1,
            1986, recognized over 15 years   . . . . . . . . . . . . . . . . .             (66)            (76)           (88)
         Unrecognized prior service cost at January 1, 1989,
            recognized over 9 years  . . . . . . . . . . . . . . . . . . . . .            (180)           (189)          (198)
         Unrecognized net loss . . . . . . . . . . . . . . . . . . . . . . . .            (670)           (377)          (106)
                                                                                    -----------     -----------    -----------
            Accrued pension liability  . . . . . . . . . . . . . . . . . . . .      $      580      $      535     $      369
                                                                                    ===========     ===========    ===========

         Assumptions:
            Discount rate  . . . . . . . . . . . . . . . . . . . . . . . . . .             7.5%            7.0%           8.0%
            Rate of increase in compensation levels  . . . . . . . . . . . . .             5.0%            5.0%           5.0%
            Expected long-term rate of return on plan assets   . . . . . . . .             7.0%            8.0%           8.0%

  Employee Savings Plan

         On October 1, 1993, the Company adopted the Employees 401(k) Savings Plan ("ESP"), a defined contribution plan, which covers substantially all U.S. employees. The Company matches a portion of the employees' contributions with treasury shares of the Company's common stock. The Company recorded expense of approximately $104,000 and $35,000 relating to its contributions to the ESP during 1994 and 1993, respectively.

(9)      COMMITMENTS AND CONTINGENCIES

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

         The Company leases office space and pipeline equipment under operating leases that expire over the next several years. Minimum annual rental payments stated in thousands for each of the next four years are:

         1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $       344
         1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               344
         1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               344
         1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                29
                                                                                                 ------------
                                                                                                 $     1,061
                                                                                                 ============

         During 1994, 1993 and 1992, the Company's rent expense was $321,000, $362,000 and $433,000, respectively.

  Contingencies

         The Company has pending litigation incidental to its operations. Management believes none of the litigation is expected to have a material adverse effect on the Company's financial position or the results of operations.

(10)     MAJOR BUSINESS SEGMENTS AND MAJOR CUSTOMERS

         The Company operates in two industry segments, oil and gas exploration, development and production and the transportation of natural gas and crude oil. Oil and gas production is marketed with numerous purchasers under long-term, short-term and spot-market contracts. In 1994, 1993 and 1992, sales to El Paso Natural Gas Company represented 9%, 13% and 14% of the Company's consolidated oil and gas revenues, respectively. Beginning January 1, 1994, the Company entered into a long-term contract with Midcon Texas Pipeline ("Midcon") for gas sales from the Taylor Lake field. During 1994, 13% of the Company's consolidated oil and gas revenues were attributable to sales to Midcon.

         The pipeline segment's customers are primarily located in the Southwest and Midwest states. During 1994, the pipeline segment's sales were concentrated with six customers accounting for 69% of its total sales.

         Financial information by segment is stated in thousands and summarized as follows:

                                                                        1994           1993           1992
                                                                     ----------     ----------     ----------
         Revenues:
                    Oil and gas operations (1)  . . . . . . . . .     $  44,934      $  36,474      $  33,631
                    Pipeline operations   . . . . . . . . . . . .        20,664         43,415         25,721
                    Intersegment eliminations . . . . . . . . . .        (2,655)        (4,805)        (1,846)
                                                                      ----------     ----------     ----------
                      Total revenues  . . . . . . . . . . . . . .     $  62,943      $  75,084      $  57,506
                                                                      ==========     ==========     ==========

         Income (loss) before income tax expense:
                    Oil and gas operations (1)  . . . . . . . . .     $  (2,012)     $  10,486      $   5,636
                    Pipeline operations   . . . . . . . . . . . .          (299)          (642)          (333)
                    Corporate . . . . . . . . . . . . . . . . . .           714          1,175         (1,677)
                                                                      ----------     ----------     ----------
                      Total income (loss) before income tax
                        expense  . . . . . . . . . . . . . . . . .    $  (1,597)     $  11,019      $   3,626
                                                                      ==========     ==========     ==========

         Depletion, depreciation and amortization:
                    Oil and gas operations   . . . . . . . . . . .    $   7,744      $   6,591      $   7,717
                    Pipeline operations  . . . . . . . . . . . . .        1,229          1,184          2,120
                    Corporate  . . . . . . . . . . . . . . . . . .          864            601            410
                                                                      ----------     ----------     ----------
                      Total depletion, depreciation and
                        amoritzation   . . . . . . . . . . . . . .    $   9,837      $   8,376      $  10,247
                                                                      ==========     ==========     ==========

         Capital expenditures:
                    Oil and gas operations   . . . . . . . . . . .    $  50,381      $  23,121      $   6,410
                    Pipeline operations  . . . . . . . . . . . . .          477          1,191          1,201
                    Corporate  . . . . . . . . . . . . . . . . . .        1,443          1,540            262
                                                                      ----------     ----------     ----------
                      Total capital expenditures   . . . . . . . .    $  52,301      $  25,852      $   7,873
                                                                      ==========     ==========     ==========

         Identifiable assets:
                    Oil and gas operations  . . . . . . . . . . .     $  96,398      $  68,752      $  62,402
                    Pipeline operations   . . . . . . . . . . . .        18,303         24,146         20,667
                    Corporate   . . . . . . . . . . . . . . . . .        39,799         69,033         48,442
                                                                      ----------     ----------     ----------
                      Total identifiable assets   . . . . . . . .     $ 154,500      $ 161,931      $ 131,511
                                                                      ==========     ==========     ==========

- ---------------
(1) See Note 1 for discussion of the 1994 change in method of accounting for natural gas revenues.

         Financial information by geographic area is stated in thousands and summarized as follows:

                                                                 1994            1993             1992
                                                              ----------      ----------       ----------
         Revenues
               United States . . . . . . . . . . . . .        $  39,028       $  58,667        $  43,066
               Indonesia . . . . . . . . . . . . . . .           11,738          11,349           11,687
               Russia  . . . . . . . . . . . . . . . .           12,171           4,602            2,182
               Other International (1) . . . . . . . .                6             466              571
                                                              ----------      ----------       ----------
                   Total . . . . . . . . . . . . . . .        $  62,943       $  75,084        $  57,506
                                                              ==========      ==========       ==========
         Income (loss) before income tax expense
               United States . . . . . . . . . . . . .        $  (7,450)      $   4,857        $  (5,132)
               Indonesia . . . . . . . . . . . . . . .           11,600          11,218           11,556
               Russia  . . . . . . . . . . . . . . . .           (1,475)         (2,457)            (784)
               Other International (1) . . . . . . . .           (4,272)         (2,599)          (2,014)
                                                              ----------      ----------       ----------
                   Total . . . . . . . . . . . . . . .        $  (1,597)      $  11,019        $   3,626
                                                              ==========      ==========       ==========

         Identifiable assets
               United States . . . . . . . . . . . . .        $ 115,678       $ 140,933        $ 115,227
               Indonesia . . . . . . . . . . . . . . .            4,535           5,636            5,842
               Russia  . . . . . . . . . . . . . . . .           19,228          10,011            6,969
               Other International (1) . . . . . . . .           15,059           5,351            3,473
                                                              ----------      ----------       ----------
                   Total . . . . . . . . . . . . . . .        $ 154,500       $ 161,931        $ 131,511
                                                              ==========      ==========       ==========

- ------------------
(1) Other International includes Turkey, Malaysia, Ivory Coast, Egypt, Argentina and Canada. During 1993, the Company sold its Argentinean and Canadian properties.

(11)     RELATED PARTY TRANSACTIONS

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

                         GLOBAL NATURAL RESOURCES INC.
 SUPPLEMENTARY TABLES ON RESERVE DATA AND OIL AND GAS OPERATIONS (AS RESTATED)
                                  (UNAUDITED)

                                                                                                                           Page
                                                                                                                           ----
Results of Operations for Producing Activities and Costs Incurred in Oil and
    Gas Property Acquisition, Exploration and Development Activities for the
    three years ended December 31, 1994 and Capitalized Costs Relating to Oil
    and Gas Producing Activities at December 31, 1994, 1993 and 1992
    Table 1 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     54

Reserve Quantity Information for the three years ended December 31, 1994
    Table 2 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     57

Standardized Measure of Discounted Future Net Cash Flows Related to Proved
    Oil and Gas Reserves for the three years ended December 31, 1994
    Table 3 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     59

Notes to Supplementary Tables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     60

 TABLE 1

                GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
 RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES AND COSTS INCURRED IN OIL AND
    GAS PROPERTY ACQUISITION EXPLORATION AND DEVELOPMENT ACTIVITIES FOR THE THREE YEARS ENDED DECEMBER 31, 1994 AND CAPITALIZED COSTS RELATING TO OIL
       AND GAS PRODUCING ACTIVITIES AT DECEMBER 31, 1994, 1993 AND 1992
                      (AMOUNTS IN THOUSANDS) (UNAUDITED)

         The following table reflects activity relating to oil and gas producing activities by geographic area.


                                              UNITED STATES         RUSSIA         INDONESIA       OTHER(1)          TOTAL
                                              -------------      -----------      -----------     -----------     -----------
YEAR ENDED DECEMBER 31, 1994
Net Revenues from production:
 Sales of oil and gas to non-affiliates. .      $   20,119       $   11,955       $   11,738      $        2     $    43,814
Production (lifting costs)(2). . . . . . .           3,368            7,835            -               -              11,203
Depletion, depreciation and amortization .           6,559            1,054              131           -               7,744
Exploration expense. . . . . . . . . . . .          17,710              496            -               1,119          19,325
Income tax expense . . . . . . . . . . . .              24               55            6,577           -               6,656
                                                -----------      -----------      -----------     -----------     -----------
Results of activities  . . . . . . . . . .      $   (7,542)      $    2,515       $    5,030      $   (1,117)     $   (1,114)
                                                ===========      ===========      ===========     ===========     ===========

YEAR ENDED DECEMBER 31, 1993
Net Revenues from production:
 Sales of oil and gas to non-affiliates. .      $   19,272       $    4,602       $   11,349      $      470      $   35,693
Production (lifting costs)(2). . . . . . .           3,730            3,962            -                 443           8,135
Depletion, depreciation and amortization .           5,888              260              131             312           6,591
Exploration expense  . . . . . . . . . . .           5,580              124            -               1,242           6,946
Income tax expense . . . . . . . . . . . .             177               37            6,320              (2)          6,532
                                                -----------      -----------      -----------     -----------     -----------
Results of activities  . . . . . . . . . .      $    3,897       $      219       $    4,898      $   (1,525)     $    7,489
                                                ===========      ===========      ===========     ===========     ===========

YEAR ENDED DECEMBER 31, 1992
Net Revenues from production:
 Sales of oil and gas to non-affiliates. .      $   18,962       $    2,182       $   11,687      $      571      $   33,402
Production (lifting costs)(2)  . . . . . .           5,115            1,484            -                 571           7,170
Depletion, depreciation and amortization .           6,900              119              131             567           7,717
Exploration expense  . . . . . . . . . . .           6,286            -                -                 236           6,522
Income tax expense . . . . . . . . . . . .           -                -                6,474              (2)          6,472
                                                -----------      -----------      -----------     -----------     -----------
Results of activities  . . . . . . . . . .      $      661       $      579       $    5,082      $     (801)     $    5,521
                                                ===========      ===========      ===========     ===========     ===========

- ----------------
(1) Other includes Malaysia, Egypt, Ivory Coast, Turkey, Argentina and Canada. During 1993, the Company sold its Argentinean and Canadian properties.

(2) Included in Russian production expenses are export tax expenses of $4.1 million, $1.7 million and $0.4 million during 1994, 1993 and 1992, respectively.


         See accompanying notes to supplementary tables.

TABLE 1 CONTINUED.

              The following table reflects activity relating to costs incurred in oil and gas property acquisition, exploration and development activities by geographic area.


                                        UNITED STATES       RUSSIA         EGYPT       IVORY COAST       OTHER(1)           TOTAL
                                        -------------     ----------     ----------    ------------     ----------        ----------
YEAR ENDED DECEMBER 31, 1994
Property acquisition costs:
  Proved  . . . . . . . . . . . . . .      $   3,790      $   -          $   -          $    -          $   -             $   3,790
  Unproved  . . . . . . . . . . . . .          2,440          -                885           -              -                 3,325
Exploration costs . . . . . . . . . .         25,876            496          2,022           3,032            602            32,028
Development costs . . . . . . . . . .          8,773          5,527          -               2,624          -                16,924
                                           ----------     ----------     ----------     -----------     ----------        ----------
Total   . . . . . . . . . . . . . . .      $  40,879      $   6,023      $   2,907      $    5,656      $     602         $  56,067
                                           ==========     ==========     ==========     ===========     ==========        ==========

YEAR ENDED DECEMBER 31, 1993
Property acquisition costs:
  Proved  . . . . . . . . . . . . .        $   -          $   -          $   -          $    -          $   -             $   -
  Unproved  . . . . . . . . . . . .            3,334          -              -                   9             21             3,364
Exploration costs . . . . . . . . .           12,971            124          -               4,001            917            18,013
Development costs . . . . . . . . .            1,027          3,007          -                  41            (10)            4,065
                                           ----------     ----------     ----------     -----------     ----------        ----------
Total   . . . . . . . . . . . . . .        $  17,332      $   3,131      $   -          $    4,051      $     928         $  25,442
                                           ==========     ==========     ==========     ===========     ==========        ==========

YEAR ENDED DECEMBER 31, 1992
Property acquisition costs:
  Proved  . . . . . . . . . . . . .        $      15      $   -          $   -          $   -           $   -             $      15
  Unproved  . . . . . . . . . . . .              273          -              -              -                 507               780
Exploration costs . . . . . . . . .            4,546          -              -              -               1,500             6,046
Development costs . . . . . . . . .              902            773          -              -                 383             2,058
                                           ----------     ----------     ----------     -----------     ----------        ----------
Total   . . . . . . . . . . . . . .        $   5,736      $     773      $   -          $   -           $   2,390         $   8,899
                                           ==========     ==========     ==========     ===========     ==========        ==========

- --------------
(1) Other includes Malaysia, Turkey, Argentina and Canada. During 1993, the Company sold its Argentinean and Canadian properties.





                See accompanying notes to supplementary tables.

TABLE 1 CONTINUED.

         The following table reflects the capitalized costs relating to oil and gas producing activities by geographic area.

                                   UNITED STATES    RUSSIA     INDONESIA    EGYPT      IVORY COAST    OTHER(1)    TOTAL
                                   -------------   ---------   ---------  ---------    -----------   ---------  ---------
AT DECEMBER 31, 1994
Capitalized cost:
   Unproved . . . . . . . . . . .     $   3,350   $  -        $  -        $    885       $      9    $    386   $  4,630
   Producing  . . . . . . . . . .        89,666      9,753       3,962       1,877          8,798         916    114,972
Accumulated depletion and
   depreciation . . . . . . . . .       (45,727)    (1,423)     (2,648)      -              -           -        (49,798)
                                      ---------   ---------   ---------   ---------      ---------   ---------  ---------
Net Capitalized Costs . . . . . .     $  47,289   $  8,330    $  1,314    $  2,762       $  8,807    $  1,302   $ 69,804
                                      =========   =========   =========   =========      =========   =========  =========

AT DECEMBER 31, 1993
Capitalized cost:
   Unproved . . . . . . . . . . .     $   6,064   $  -        $  -        $  -           $      9    $    389   $  6,462
   Producing  . . . . . . . . . .        76,828      4,332       3,962       -              3,784       -         88,906
Accumulated depletion and
   depreciation . . . . . . . . .       (44,832)      (387)     (2,516)      -              -           -        (47,735)
                                      ---------   ---------   ---------   ---------      ---------   ---------  ---------
Net Capitalized Costs . . . . . .     $  38,060   $  3,945    $  1,446    $  -           $  3,793    $    389   $ 47,633
                                      =========   =========   =========   =========      =========   =========  =========

AT DECEMBER 31, 1992
Capitalized cost:
   Unproved . . . . . . . . . . .     $   5,659   $  -        $  -        $  -           $  -        $  1,317   $  6,976
   Producing  . . . . . . . . . .        79,559      1,325       3,962       -              -           2,864     87,710
Accumulated depletion and
   depreciation . . . . . . . . .       (52,589)      (127)     (2,385)      -              -          (1,047)   (56,148)
                                      ---------   ---------   ---------   ---------      ---------   ---------  ---------
Net Capitalized Costs . . . . . .     $  32,629   $  1,198    $  1,577    $  -           $  -        $  3,134   $ 38,538
                                      =========   =========   =========   =========      =========   =========  =========

- -----------------
(1) Other includes Malaysia, Turkey, Argentina and Canada. During 1993, the Company sold its Argentinean and Canadian properties.





                See accompanying notes to supplementary tables.

TABLE 2

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                          RESERVE QUANTITY INFORMATION
                               NATURAL GAS (MMCF)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                                  (UNAUDITED)



                                              UNITED STATES    INDONESIA(1)     IVORY COAST       OTHER(2)         TOTAL
                                              -------------    ------------     -----------      ----------      ----------
PROVED RESERVES:
January 1, 1992 . . . . . . . . . . . . .         54,435          74,971            -                   223         129,629
    Revisions of previous estimates . . .         (6,068)          4,777            -                    56          (1,235)
    Extensions, discoveries and
       other additions  . . . . . . . . .            287           -                -                 -                 287
    Sales of reserves-in-place  . . . . .           (175)          -                -                 -                (175)
    Production  . . . . . . . . . . . . .         (6,385)         (3,667)           -                   (40)        (10,092)
                                               ----------      ----------       ----------        ----------      ----------

December 31, 1992 . . . . . . . . . . . .         42,094          76,081            -                   239         118,414
    Revisions of previous estimates . . .          6,651           7,394            -                 -              14,045
    Extensions, discoveries and
       other additions  . . . . . . . . .         22,920           -                -                 -              22,920
    Sales of reserves-in-place  . . . . .           (665)          -                -                  (170)           (835)
    Production  . . . . . . . . . . . . .         (7,019)         (3,769)           -                   (69)        (10,857)
                                               ----------      ----------       ----------        ----------      ----------

December 31, 1993 . . . . . . . . . . . .         63,981          79,706            -                 -             143,687
    Revisions of previous estimates . . .          1,270           4,757            -                 -               6,027
    Extensions, discoveries and
       other additions  . . . . . . . . .          9,875           -               18,432             -              28,307
    Purchases of reserves-in-place  . . .          2,079           -                -                 -               2,079
    Sales of reserves-in-place  . . . . .         (8,803)          -                -                 -              (8,803)
    Production  . . . . . . . . . . . . .         (8,904)         (4,473)           -                 -             (13,377)
                                               ----------      ----------       ----------        ----------      ----------
December 31, 1994 . . . . . . . . . . . .         59,498          79,990           18,432             -             157,920
                                               ==========      ==========       ==========        ==========      ==========
PROVED DEVELOPED RESERVES:
    December 31, 1992 . . . . . . . . . .         31,077          54,362            -                   239          85,678
    December 31, 1993 . . . . . . . . . .         42,204          53,931            -                 -              96,135
    December 31, 1994 . . . . . . . . . .         48,946          65,021            -                 -             113,967

- --------------
(1)   All Indonesia Mmcf amounts appearing in this table are for dry gas.

(2)   Other includes Argentina and Canada which were sold during 1993.





                See accompanying notes to supplementary tables.

TABLE 2 CONTINUED.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                          RESERVE QUANTITY INFORMATION
                             OIL/CONDENSATE (MBBL)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                                  (UNAUDITED)


                                          UNITED STATES   INDONESIA      RUSSIA       EGYPT     IVORY COAST    OTHER(1)    TOTAL
                                          -------------   ---------    ---------    ---------   -----------   ---------  ---------
PROVED:
January 1, 1992 . . . . . . . . . . . . .        1,402         827        -            -             -           160        2,389
   Revisions of previous estimates  . . .         (140)         57        -            -             -            17          (66)
   Extensions, discoveries and
      other additions   . . . . . . . . .           90       -            5,010        -             -         -            5,100
   Sales of reserves-in-place   . . . . .          (87)      -            -            -             -         -              (87)
   Production   . . . . . . . . . . . . .         (326)        (47)        (128)       -             -           (29)        (530)
                                              ---------   ---------    ---------    ---------     ---------   ---------  ---------

December 31, 1992(2)  . . . . . . . . . .          939         837        4,882        -             -           148        6,806
   Revisions of previous estimates  . . .          161         222          142        -             -         -              525
   Extensions, discoveries and
      other additions   . . . . . . . . .          666       -            2,596        -             -         -            3,262
   Sales of reserves-in-place   . . . . .          (48)      -            -            -             -          (125)        (173)
   Production   . . . . . . . . . . . . .         (259)        (54)        (323)       -             -           (23)        (659)
                                              ---------   ---------    ---------    ---------     ---------   ---------  ---------

December 31, 1993(2)  . . . . . . . . . .        1,459       1,005        7,297        -             -         -            9,761
   Revisions of previous estimates  . . .          232         108        2,109        -             -         -            2,449
   Extensions, discoveries and
      other additions   . . . . . . . . .          792       -            4,593        3,520         2,210     -           11,115
   Purchase of reserves-in-place  . . . .           15       -            -            -             -         -               15
   Sales of reserves-in-place   . . . . .          (96)      -            -            -             -         -              (96)
   Production   . . . . . . . . . . . . .         (229)        (47)        (842)       -             -         -           (1,118)
                                              ---------   ---------    ---------    ---------     ---------   ---------  ---------
December 31, 1994(2)  . . . . . . . . . .        2,173       1,066       13,157        3,520         2,210     -           22,126
                                              =========   =========    =========    =========     =========   =========  =========
PROVED DEVELOPED RESERVES:
   December 31, 1992  . . . . . . . . . .          800         566        4,882        -             -            92        6,340
   December 31, 1993  . . . . . . . . . .          859         762        7,297        -             -         -            8,918
   December 31, 1994  . . . . . . . . . .        1,085         870        8,866        -             -         -           10,821

- -------------
(1)   Other includes Argentina and Canada which were sold during 1993.

(2)   Includes reserves of 1,316 MBbl, 1,459 MBbl and 976 MBbl in
      1994, 1993 and 1992 respectively, attributable to a minority interest in a consolidated subsidiary which was 10% in 1994 and 20% during 1993 and 1992.





                See accompanying notes to supplementary tables.

TABLE 3
                GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
           STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
       RELATED TO PROVED OIL AND GAS RESERVES FOR THE THREE YEARS ENDED
                               DECEMBER 31, 1994
                      (AMOUNTS IN THOUSANDS) (UNAUDITED)

                                            UNITED
                                            STATES      INDONESIA      RUSSIA        EGYPT    IVORY COAST    OTHER(1)       TOTAL
                                          ---------     ---------      ---------    --------  -----------    ---------     ---------
DECEMBER 31, 1994
   Future cash flows  . . . . . . . . . .  $124,471      $175,855      $189,592     $ 55,378    $ 66,448     $   -         $611,744
   Future production and
      development costs   . . . . . . . .    39,075        44,017       111,602       29,128      37,595         -          261,417
   Future income taxes  . . . . . . . . .     2,076        64,823        23,619        9,497       8,974         -          108,989
                                           ---------     ---------     ---------    ---------   ---------    ---------     ---------
   Future net cash flows  . . . . . . . .    83,320        67,015        54,371       16,753      19,879         -          241,338
   10% annual discount for estimated
      timing of cash flows  . . . . . . .    23,330        32,792        23,562        8,601      10,438         -           98,723
                                           ---------     ---------     ---------    ---------   ---------    ---------     ---------
   Standardized measure of
      discounted future net cash
      flows relating to oil
      and gas reserves(2) . . . . . . . .  $ 59,990      $ 34,223      $ 30,809     $  8,152    $  9,441     $   -         $142,615
                                           =========     =========     =========    =========   =========    =========     =========
DECEMBER 31, 1993
   Future cash flows  . . . . . . . . . .  $160,935      $154,573      $ 83,552     $  -        $  -         $   -         $399,060
   Future production and
      development costs   . . . . . . . .    52,516        43,673        48,756        -           -             -          144,945
   Future income taxes  . . . . . . . . .     7,705        54,915         9,771        -           -             -           72,391
                                           ---------     ---------     ---------    ---------   ---------    ---------     ---------
   Future net cash flows  . . . . . . . .   100,714        55,985        25,025        -           -             -          181,724
   10% annual discount for estimated
      timing of cash flows  . . . . . . .    32,487        27,835        12,200        -           -             -           72,522
                                           ---------     ---------     ---------    ---------   ---------    ---------     ---------
   Standardized measure of
      discounted future net cash flows
      relating to oil and gas
      reserves(2) . . . . . . . . . . . .  $ 68,227      $ 28,150      $ 12,825     $  -        $  -         $   -        $ 109,202
                                           =========     =========     =========    =========   =========    =========     =========
DECEMBER 31, 1992
   Future cash flows  . . . . . . . . . .  $ 97,162      $194,771      $ 79,774     $  -        $  -         $   2,809     $374,516
   Future production and
      development costs   . . . . . . . .    28,678        42,479        38,583        -           -               814      110,554
   Future income taxes  . . . . . . . . .       -          76,913        12,228        -           -             -           89,141
                                           ---------     ---------     ---------    ---------   ---------    ---------     ---------
   Future net cash flows  . . . . . . . .    68,484        75,379        28,963        -           -             1,995      174,821
   10% annual discount for estimated
      timing of cash flows  . . . . . . .    26,509        36,772        16,743        -           -               842       80,866
                                           ---------     ---------     ---------    ---------   ---------    ---------     ---------
   Standardized measure of
      discounted future net cash flows
      relating to oil and gas
      reserves(2) . . . . . . . . . . . .  $ 41,975      $ 38,607      $ 12,220     $  -        $  -         $   1,153     $ 93,955
                                           =========     =========     =========    =========   =========    =========     =========

- --------------
(1)   Other includes Argentina and Canada which were sold during 1993.

(2) Includes $3.1 million, $2.6 million and $2.4 million in 1994, 1993 and 1992, respectively, attributed to a minority interest in a consolidated subsidiary which was 10% in 1994 and 20% during 1993 and 1992.





                 See accompanying notes to supplementary tables.

TABLE 3 CONTINUED.

      The following table shows changes in the Standardized Measure of Discounted Future Net Cash Flows for the three years ended December 31, 1994.



                                                                     1994                 1993                1992
                                                                   --------            --------             --------
      Beginning of year . . . . . . . . . . . . . . . . .          $109,202             $93,955             $97,075
      Changes resulting from:
      Sales and transfers of oil and gas produced, net
           of production costs  . . . . . . . . . . . . .           (32,612)            (27,558)            (26,232)
      Net changes in prices and production costs  . . . .           (17,822)            (45,242)             (5,810)
      Extensions, discoveries, additions and improved
          recovery, less related costs  . . . . . . . . .            49,847              33,610              18,663
      Change in development cost during the period  . . .            (1,444)              3,308               3,949
      Revisions of previous quantity estimates  . . . . .            15,534              16,306                (854)
      Purchase and sales of minerals-in-place, net  . . .            (9,115)             (1,763)               (685)
      Accretion of discount . . . . . . . . . . . . . . .            14,407              12,944              13,192
      Net changes in income taxes . . . . . . . . . . . .           (20,731)              7,955                (653)
      Changes in production, timing and other . . . . . .            35,349              15,687              (4,690)
                                                                   --------            --------             -------
      End of year . . . . . . . . . . . . . . . . . . . .          $142,615            $109,202             $93,955
                                                                   ========            ========             =======



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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)       Financial Statements listed below are included as Part II, Item 8 hereof:

             Consolidated Financial Statements                                                                             Page
                                                                                                                           ----
                  Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       35

                  Consolidated Balance Sheets at December 31, 1994 and 1993   . . . . . . . . . . . . . . . . . . . .       36

                  Consolidated Statements of Operations for the three years ended December 31, 1994 . . . . . . . . .       37

                  Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1994   . . .       38

                  Consolidated Statements of Cash Flows for the three years ended December 31, 1994   . . . . . . . .       39

             Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       41

             Supplementary Tables on Reserve Data and Oil and Gas Operations  . . . . . . . . . . . . . . . . . . . .       53

(a)(2)       Financial Statement Schedules

             None

(a)(3)       Exhibits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       64

(b)          Reports on Form 8-K for the quarter ended December 31, 1994

             None

                                   SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                                                 GLOBAL NATURAL RESOURCES INC.
                 Date: May 12, 1995
                                                                                       /s/ ROBERT F. VAGT
                                                                            ---------------------------------------------
                                                                                           Robert F. Vagt
                                                                                       Chairman of the Board
                                                                               President and Chief Executive Officer

                 Date: May 12, 1995
                                                                                       /s/ ERIC LYNN HILL
                                                                            ---------------------------------------------
                                                                                           Eric Lynn Hill
                                                                          Senior Vice President, Finance and Administration
                                                                             (Principal Financial and Accounting Officer)


   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED AS OF MAY 9, 1995.



                                                                                                Director
                 ---------------------------------------------------
                                  William L. Bennett

                                /s/ JOHN A. BROCK *                                             Director
                 ---------------------------------------------------
                                    John A. Brock

                               /s/ PAUL E. CARLTON *                                            Director
                 ---------------------------------------------------
                                   Paul E. Carlton

                             /s/ J. CHARLES HOLLIMON *                                          Director
                 ---------------------------------------------------
                                 J. Charles Hollimon

                            /s/ PATRICK L. MACDOUGALL *                                         Director
                 ---------------------------------------------------
                                Patrick L. Macdougall

                                                                                                Director
                 ---------------------------------------------------
                                    James G. Niven

                              /s/ SIDNEY R. PETERSEN *                                          Director
                 ---------------------------------------------------
                                 Sidney R. Petersen

                                                                                                Director
                 ---------------------------------------------------
                                  Linda F. Sjoman

                            /s/ ROBERT F. VAGT                                            Chairman of the Board
                 ---------------------------------------------------
                                Robert F. Vagt


                 *Signed via Power of Attorney

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

       3.8 Amendment to Restated Certificate of Incorporation of the Company dated May 26, 1993. (Incorporated hererin by reference to Exhibit 3.8 to the Company's Form 10-K for the year ended December 31, 1993.)

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

       4.3 Second Amendment to Rights Agreement dated as of February 5, 1993 between Global Natural Resources Inc. and Registrar and Transfer Company. (Incorporated herein by reference to Exhibit 7.2 to Form 8 dated February 16, 1993.)

       4.4 Amended and Restated Rights Agreement dated as of September 28, 1993 between Global Natural Resources Inc. and Registrar and Transfer Company. (Incorporated herein by reference to Exhibit
              1.1 to Form 8-k dated October 20, 1993.)

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

       10.10 Transportation Agreement dated as of September 23, 1973, between Burmast East Shipping Corporation and Pertamina, as amended. (Incorporated herein by reference to Exhibit 6.11 to Registration Statement No. 2-58834.) May 1, 1995

       10.11  Amendment No. 1 to Transportation Agreement referred to in
              Exhibit 10.10 above, dated as of August 31, 1976, between Burmah Gas Transport Limited and Pertamina. (Incorporated herein by reference to Exhibit 5.11 to the Annual Report on Form 20-F for the year ending December 31, 1979 (the "1979 20-F"), of the U.K. Company.)

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

*      10.29  Global Natural Resources Inc. Key Employees Stock Option Plan.
              (1989) (Incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 33-31537)

*      10.30  Form of Stock Option Agreement. (Incorporated herein by reference
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

*      10.37  Global Natural Resources Inc. 1992 Stock Option Plan.
              (Incorporated herein by reference to Exhibit 10.47 to the June 30, 1992 Form 10-Q)

*      10.38  Form of Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.48 to the June 30, 1992 Form 10-Q)

       10.39 Assignment of Partnership Interests and Mutual Release Agreement. (Incorporated herein by reference to Exhibit 10.50 to the September 30, 1992 Form 10-Q)

       10.40 Acquisition Agreement dated May 17, 1993 between UMIC Cote D'Ivoire Corporation and G.N.R. (Cote D'Ivoire) Ltd. Ivory Coast Production Sharing Contract - Block CI-11. (Incorporated herein by reference to 10.40 to the Company's Form 10-K for the year ended December 31, 1994.)

       10.41 Farmout Agreement dated July 25, 1994 between GNR (Egypt) Ltd. And Apache Oil Egypt, Inc. Qarun Concession Egypt.
              (Incorporated herein by reference to 10.41 to the Company's Form 10-K for the year ended December 31, 1994.)

       11.1   Computation of Per Share Earnings

       18 Letter of KPMG Peat Marwick LLP Regarding a Change in Accounting method. (Incorporated herein by reference to Exhibit 18 to the Company's Form 10-Q for the quarter ended June 30, 1994.)

       21.1   Subsidiaries of Global Natural Resources Inc.

       23.1   Consent of KPMG Peat Marwick LLP.

       23.2   Consent of Ryder Scott Company Petroleum Engineers

       23.3   Consent of Netherland, Sewell & Associates, Inc.

       24.1   Powers of Attorney of certain directors of the Company.

       27     Financial Data Schedule for the year ended December 31, 1994.

- ------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.