Form 10-Q
period 1995-03-31
GLOBAL NATURAL RESOURCES INC /NJ/
filed 1995-05-12
CIK 733289

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1995               COMMISSION FILE NUMBER 1-8674



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

         As of May 1, 1995, 29,467,662 shares of common stock were outstanding.

                              TABLE  OF  CONTENTS



                                                                                                    PAGE
                                                                                                    ----
PART I.    FINANCIAL INFORMATION

           Item 1.  Unaudited Consolidated Financial Statements   . . . . . . . . . . . . . . .      1

                    Consolidated Balance Sheets - March 31, 1995 and December 31, 1994  . . . .      1

                    Consolidated Statements of Operations for the Three Months Ended
                    March 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . .      2

                    Consolidated Statements of Cash Flows for the Three Months Ended
                    March 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . .      3

                    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . .      5

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations   . . . . . . . . . . . . . . . . . . .      6

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8

           Item 2.  Changes in Securities   . . . . . . . . . . . . . . . . . . . . . . . . . .      8

           Item 3.  Defaults upon Senior Securities   . . . . . . . . . . . . . . . . . . . . .      8

           Item 4.  Submission of Matters to a Vote of Security Holders   . . . . . . . . . . .      8

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




                         PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                     ASSETS

                                                                                           March 31,         December 31,
                                                                                             1995                1994
                                                                                           --------            --------
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .              $  7,170            $  3,881
   Short-term liquid investments  . . . . . . . . . . . . . . . . . . . . . .                20,563              33,279
   Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .                14,662              10,665
   Current investments  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   709                 832
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 3,743               4,436
                                                                                           --------            --------
       Total current assets   . . . . . . . . . . . . . . . . . . . . . . . .                46,847              53,093
                                                                                           --------            --------

Properties and equipment, at cost:
   Oil and gas properties (successful efforts method) . . . . . . . . . . . .               125,676             119,602
   Pipeline facilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .                19,438              19,320
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                12,850              12,961
                                                                                           --------            --------
                                                                                            157,964             151,883
   Less:  accumulated depletion, depreciation and amortization  . . . . . . .               (63,006)            (58,534)
                                                                                           --------            --------
       Net properties and equipment   . . . . . . . . . . . . . . . . . . . .                94,958              93,349
                                                                                           --------            --------

Notes receivable - Russian joint venture  . . . . . . . . . . . . . . . . . .                 4,265               3,606
Indonesian venture advances, net  . . . . . . . . . . . . . . . . . . . . . .                 2,438               2,453
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 1,857               1,999
                                                                                           --------            --------
                                                                                           $150,365            $154,500
                                                                                           ========            ========

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 14,050            $ 13,256
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 8,540              12,229
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   850               1,309
                                                                                           --------            --------
       Total current liabilities  . . . . . . . . . . . . . . . . . . . . . .                23,440              26,794
                                                                                           --------            --------

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 1,275               1,275
Deferred credits and other  . . . . . . . . . . . . . . . . . . . . . . . . .                 1,314               1,208
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . . . . .                   -                   -
Redeemable bearer shares  . . . . . . . . . . . . . . . . . . . . . . . . . .                17,248              17,467
Shareholders' equity:
   Common stock; authorized 100,000,000 shares at $1.00 par value;
       issued and outstanding 33,337,940 in 1995 and 33,335,487  in 1994  . .                33,338              33,335
   Capital in excess of par value . . . . . . . . . . . . . . . . . . . . . .               138,386             138,355
   Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . .               (44,901)            (44,167)
                                                                                           --------            --------
                                                                                            126,823             127,523
   Less:  treasury stock; 3,894,275 shares in 1995 and 3,900,697 in 1994  . .               (19,735)            (19,767)
                                                                                           --------            --------
       Total shareholders' equity   . . . . . . . . . . . . . . . . . . . . .               107,088             107,756
                                                                                           --------            --------
                                                                                           $150,365            $154,500
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




                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                   ----------------------------------
                                                                                       1995                  1994
                                                                                   -----------            -----------
                                                                                                           Restated
Revenues:
    Oil and gas   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    14,177            $    10,911
    Pipeline  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              4,403                  4,893
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                141                    250
                                                                                   -----------            -----------
                                                                                        18,721                 16,054
                                                                                   -----------            -----------
Expenses:
    Production  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,933                  2,662
    Exploration   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,956                  1,700
    Pipeline cost of sales  . . . . . . . . . . . . . . . . . . . . . . . .              4,048                  4,745
    Depletion, depreciation and amortization  . . . . . . . . . . . . . . .              4,873                  1,732
    Administrative  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,548                  2,105
                                                                                   -----------            -----------
                                                                                        17,358                 12,944
                                                                                   -----------            -----------

         Income from operations . . . . . . . . . . . . . . . . . . . . . .              1,363                  3,110

Other income (expense):
    Interest income   . . . . . . . . . . . . . . . . . . . . . . . . . . .                542                    642
    Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .                (52)                   (22)
    Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (52)                   237
                                                                                   -----------            -----------
                                                                                           438                    857
                                                                                   -----------            -----------

    Income before income tax expense  . . . . . . . . . . . . . . . . . . .              1,801                  3,967

    Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . . . .              2,535                  1,902
                                                                                   -----------            -----------

    Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . . . .        $      (734)           $     2,065
                                                                                   ===========            ===========

    Net income per share based on weighted average shares outstanding   . .        $      (.02)           $       .07
                                                                                   ===========            ===========
    Weighted average common shares outstanding  . . . . . . . . . . . . . .         29,439,226             30,036,670
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

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                   ---------------------------------
                                                                                       1995                 1994
                                                                                   -----------           -----------
Cash Flow from Operating Activities:                                                                      Restated
    Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . . .          $      (734)          $     2,065
    Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
    Depletion, depreciation and amortization  . . . . . . . . . . . . . .                4,873                 1,732
    Leasehold impairments and dry hole expense  . . . . . . . . . . . . .                1,771                   867
    Unrealized (gain) loss on short-term liquid investments . . . . . . .                 (116)                  218
    Gain on asset sales . . . . . . . . . . . . . . . . . . . . . . . . .                  (52)                 (465)
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  109                    30
    Changes in:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .               (3,997)                4,049
       Other current assets   . . . . . . . . . . . . . . . . . . . . . .                  816                   494
       Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . .                  794                (5,413)
       Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . .               (3,689)               (1,502)
       Short-term liquid investments  . . . . . . . . . . . . . . . . . .               12,832                 7,645
       Deferred credits   . . . . . . . . . . . . . . . . . . . . . . . .                  106                   121
                                                                                   -----------           -----------
    Net cash provided by operating activities   . . . . . . . . . . . . .               12,713                 9,841
                                                                                   -----------           -----------

Cash Flows from Investing Activities:
    Additions to oil and gas properties   . . . . . . . . . . . . . . . .               (8,491)               (8,002)
    Additions to pipeline facilities and other properties and equipment                   (144)                 (331)
    Proceeds from sales of assets   . . . . . . . . . . . . . . . . . . .                  522                   481
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (667)                 (389)
                                                                                   -----------           -----------
    Net cash used in investment activities  . . . . . . . . . . . . . . .               (8,780)               (8,241)
                                                                                   -----------           -----------

Cash Flows from Financing Activities:
    Proceeds from common stock issuance   . . . . . . . . . . . . . . . .                   34                   354
    Redemptions of bearer shares  . . . . . . . . . . . . . . . . . . . .                 (219)                 (332)
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (459)                  103
                                                                                   -----------           -----------
    Net cash provided by (used in) financing activities   . . . . . . . .                 (644)                  125
                                                                                   -----------           -----------
    Net increase in cash and cash equivalents   . . . . . . . . . . . . .                3,289                 1,725
    Cash and cash equivalents at beginning of period  . . . . . . . . . .                3,881                16,356
                                                                                   -----------           -----------
    Cash and cash equivalents at end of period  . . . . . . . . . . . . .          $     7,170           $    18,081
                                                                                   ===========           ===========

Supplemental disclosure of cash flow information:

Cash paid for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $        13           $         4
                                                                                   ===========           ===========
    Income taxes:
    U. S.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  -                     -
    Foreign   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,013                 1,836
                                                                                   -----------           -----------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $     2,013           $     1,836
                                                                                   ===========           ===========


          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)



Supplemental disclosure of non-cash investing and financing activities:

     In connection with the Company's Employees 401(k) Savings Plan, the Company contributed 6,422 treasury shares during the period ended March 31, 1995 with a market value of approximately $49,000 to the plan. During the period ended March 31, 1994, the Company contributed 4,405 treasury shares with a market value of approximately $30,000 to the plan.





          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)



(1)  Basis for Preparation of Financial Statements

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A-1 for the year ended December 31, 1994.

     In Management's opinion, the accompanying unaudited consolidated financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the periods reported. All adjustments are of a normal recurring nature.

     The 1994 financial information presented herein has been restated to consolidate the Russian joint venture operations. Prior to the receipt on March 3, 1995 of an exemption from paying export tax on crude oil sold outside of Russia, the activities of the Russian joint venture were not significant to the Company and the Company accounted for these activities using the equity method. This change had no effect on net income (loss) or shareholders' equity for the periods presented.

     Certain reclassifications have been made to the 1994 financial statements to conform to the presentation used in 1995.

     The results of operations for the above periods are not necessarily indicative of the results to be expected for the full year.

(2)  Investments

      The Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Any other securities not included in trading or held-to-maturity categories are classified as available-for-sale.

     The Company has no held-to-maturity or available-for-sale securities. Trading securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned.

     Marketable investment securities at December 31, 1994 and March 31, 1995 consist of certificates of deposit and U.S. government and corporate debt securities (included in short-term liquid investments) and equity securities (included in current investments). During the three month period ended March 31, 1995, the Company recorded $7,000 of unrealized losses resulting from changes in the difference between cost and market value of short-term liquid investments and equity securities. During the three month period ended March 31, 1994, the Company recorded $218,000 of unrealized losses resulting from these same changes.

(3)  Redeemable Bearer Shares

     In August 1993, the Company received $19.2 million, the cash held by the Hambros Channel Islands Trust Corporation Limited ("Trust"), in the form of an interest-free loan. The loan is repayable on demand only to the extent necessary to redeem bearer share warrants presented for exchange until July 2008. Each bearer share warrant presented during this period will be redeemed for $6.66. As of March 31, 1995, there were 2,685,487 outstanding bearer share warrants. The loan is secured by a letter of credit from a bank. The letter of credit is secured by certain of the Company's short-term liquid investments. During 1995 and 1994 there were no drawings under the letter of credit. In July 2008, the obligation of the Company to holders of bearer share warrants will cease, the interest-free loan will terminate, and any remaining cash will revert to the Company and will be accounted for as an increase to capital in excess of par value.

(4)  Earnings per Share

     Earnings per share is computed based upon the weighted average common shares outstanding, determined on a monthly basis. Unexercised stock options do not have a dilutive effect on the reported earnings per common share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain data for 1994 has been restated to reflect the change in the entities comprising the consolidated group, as discussed in Note 1 to the Consolidated Financial Statements.

Introduction

     The Company recorded a net loss of $0.7 million ($.02 per share) for the first three months of 1995, as compared to net income of $2.1 million ($.07 per share) for the same period in 1994. The 1994 results included a gain of $.5 million ($.02 per share) on asset sales.

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement is required by the FASB to be adopted for fiscal years beginning after December 15, 1995. The Company is currently evaluating the effect this accounting change will have on its financial condition; however, it is not believed the impact will be material.

Results of Operations - Three Months Ended March 31, 1995 and 1994

Oil and Gas Revenues are summarized for the three months ended March 31, 1995 and 1994 in the following table:


                                     Revenues                       Price                    Volumes
                               -------------------           -------------------      --------------------
                               1995           1994           1995           1994      1995            1994
                               ----           ----           ----           ----      ----            ----
                             (thousands of dollars)
United States
   Oil  . . . . . . .         $1,118         $  673         $17.33         $12.90     65 MBbls        52 MBbls
   Gas  . . . . . . .         $5,660         $4,314         $ 1.41         $ 2.12    4.0 Bcf         2.0 Bcf

Russia
   Oil  . . . . . . .         $3,825         $2,645         $15.26         $12.59    251 MBbls       210 MBbls

Indonesia
   Oil  . . . . . . .           $226           $154            n/a            n/a         n/a            n/a
   Gas  . . . . . . .         $3,348         $3,125            n/a            n/a         n/a            n/a


    United States oil sales volume increased 13 MBbls from the first quarter 1994 to the first quarter 1995. This 25% increase was principally due to production from new offshore properties such as High Island Block 23-L and South Timbalier Block 277 and increased production from the Company's Taylor Lake field.

    United States gas sales volume increased 2.0 Bcf for the three months ended March 31, 1995 as compared to the same period in 1994. This 100% increase was primarily due to production from new offshore properties and increased production from the Company's Taylor Lake field.

    Russian oil sales volumes increased 41 MBbls during the first quarter of 1995 as compared to the first quarter of 1994. This 20% increase was principally due to increased production from the Onbysk field.

    Indonesian liquid natural gas (LNG) liftings for the three months ended March 31, 1995 totalled 120 as compared to 118 for the same period in 1994. The Company does not have direct access to information with respect to oil and gas operations in Indonesia and has not been advised as to changes in any additional factors (i.e. prices or oil and gas production) which would affect oil and gas revenues.

Pipeline Operations contributed $4.4 million to consolidated revenues and incurred $4.0 million in pipeline operating expenses, exclusive of depreciation for the three months ended March 31, 1995 as compared to $4.9 million in revenues and $4.7 million in expenses for the same period in 1994. The pipeline segment generated a net loss from operations before taxes of approximately $0.1 million for the three months ended March 31, 1995 as compared to a net loss of $0.2 million for the same period in 1994.

Expenses increased to $17.4 million for the three months ended March 31, 1995
as compared to $12.9 million for the same period in 1994.   This $4.5 million
(35%) increase is primarily due to increases in production, exploration and depletion expenses of $0.3 million, $1.3 million and $3.1 million, respectively. The increases in production and depletion expenses were the direct result of increased production of domestic oil, domestic gas and Russian oil of 25%, 100% and 20%, respectively. The increase in production expenses that resulted from increased production was partially offset by a $1.0 million decrease in Russian export tax expense for the quarter ended March 31, 1995 as compared to the same period in 1994. The increase in exploration expenses was the result of increased dry hole costs in 1995 as compared to 1994. Dry hole costs during the first quarter of 1995 were $1.2 million compared to $0.3 million during the same period in 1994.

Other Income and Expense decreased approximately $0.4 million for the three months ended March 31, 1995 compared to the same period in 1994. This decrease was primarily the result of the decrease in gains on asset sales mentioned above.

Liquidity and Capital Resources

    Cash and cash equivalents increased by $3.3 million during the first quarter of 1995. This increase was primarily due to the $12.7 million net cash flow provided by operations which was partially offset by the $8.8 million net cash flow used in investment activities during this period.

    Cash provided from operations for the three months ended March 31, 1995 was $12.7 million compared to $9.8 million for the same period in 1994. This 30% increase was primarily due to an increase in the change in short-term liquid investments of $5.2 million which was partially offset by a decrease in net income of $2.8 million. The Company expended approximately $8.6 million for additions to properties and equipment in the first three months of 1995 compared to $8.3 million for the same period in 1994. Working capital for the first three months of 1995 decreased by $2.9 million.

    Traditionally, the Company has budgeted its exploration and development expenditures for each year based on cash to be provided from operating activities. In 1995, the Company intends to direct its internally generated cash toward growing the Company's domestic asset base while directing a portion of its balance sheet cash (cash and cash equivalents and short-term liquid investments) toward international opportunities.

    The Russian, Egyptian and the Ivory Coast activities are currently the primary focus of the Company's international operations. The Company's 1995 budget includes capital expenditures for Russia, Egypt and the Ivory Coast which are projected to be approximately $22 million. The Company intends to fund the Russian expenditures primarily from internally generated cash flow, the Egyptian expenditures from balance sheet cash and the Ivory Coast expenditures through project financing. In addition, the Company is currently negotiating a $35 million unsecured line of credit.

                          PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings:

           None.

Item 2.    Changes in Securities:

           None.

Item 3.    Defaults upon Senior Securities:

           None.

Item 4.    Submission of Matters to a Vote of Security Holders:

           None.

Item 5.    Other Information:

           None.

Item 6.    Exhibits and Reports on Form 8-K:

           a)    Exhibits

                 Exhibit No. 27 - Financial Data Schedule

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


                                                   GLOBAL NATURAL RESOURCES INC.
                                                         (Registrant)





Date:  May 12, 1995                                /s/ Eric Lynn Hill
                                                   --------------------------
                                                   Eric Lynn Hill
                                                   Vice President-Finance
                                                   and Secretary

                                 EXHIBIT INDEX



EXHIBIT
  NO.                             DESCRIPTION
- -------                           -----------
   27            Financial Data Schedule
