Form 10-Q
period 1995-06-30
GLOBAL NATURAL RESOURCES INC /NJ/
filed 1995-08-14
CIK 733289

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 1995                COMMISSION FILE NUMBER 1-8674



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

                       x    YES                       NO
                     ----                        ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of August 1, 1995, 29,511,297 shares of common stock were outstanding.


================================================================================

                              TABLE  OF  CONTENTS


                                                                                                    PAGE
                                                                                                    ----
PART I.    FINANCIAL INFORMATION

           Item 1.  Unaudited Consolidated Financial Statements   . . . . . . . . . . . . . . .      1

                    Consolidated Balance Sheets - June 30, 1995 and December 31, 1994   . . . .      1

                    Consolidated Statements of Operations for the Three Months and the Six
                    Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . .      2

                    Consolidated Statements of Cash Flows for the Six Months Ended
                    June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . .      3

                    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . .      5

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations   . . . . . . . . . . . . . . . . . . .      6

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

                         PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   ASSETS
                                                                              June 30,          December 31,
                                                                                1995               1994
                                                                              --------            --------
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . .   $  6,089            $  3,881
  Short-term liquid investments   . . . . . . . . . . . . . . . . . . . . .     14,688              33,279
  Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . .     12,341              10,665
  Current investments   . . . . . . . . . . . . . . . . . . . . . . . . . .        555                 832
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,542               4,436
                                                                              --------            --------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . .     36,215              53,093
                                                                              --------            --------

Properties and equipment, at cost:
  Oil and gas properties (successful efforts method)  . . . . . . . . . . .    138,122             119,602
  Pipeline facilities   . . . . . . . . . . . . . . . . . . . . . . . . . .     19,474              19,320
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,946              12,961
                                                                              --------            --------
                                                                               170,542             151,883
  Less: accumulated depletion, depreciation and amortization  . . . . . . .    (69,568)            (58,534)
                                                                              --------            --------
    Net properties and equipment  . . . . . . . . . . . . . . . . . . . . .    100,974              93,349
                                                                              --------            --------
Notes receivable - Russian joint venture  . . . . . . . . . . . . . . . . .      4,315               3,606
Indonesian venture advances, net  . . . . . . . . . . . . . . . . . . . . .      2,367               2,453
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,678               1,999
                                                                              --------            --------
                                                                              $145,549            $154,500
                                                                              ========            ========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 13,190            $ 13,256
  Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . .     10,251              12,229
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        829               1,309
                                                                              --------            --------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . . .     24,270              26,794
                                                                              --------            --------
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      --                  1,275
Deferred credits and other  . . . . . . . . . . . . . . . . . . . . . . . .        498               1,208
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . . . .      --                  --
Redeemable bearer shares  . . . . . . . . . . . . . . . . . . . . . . . . .     17,130              17,467
Shareholders' equity:
  Common stock; authorized 100,000,000 shares at $1.00 par value;
    issued and outstanding 33,403,540 in 1995 and 33,335,487 in 1994  . . .     33,404              33,335
  Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . .    138,795             138,355
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . . .    (48,824)            (44,167)
                                                                              --------            --------
                                                                               123,375             127,523
  Less: treasury stock; 3,892,240 shares in 1995 and 3,900,697 in 1994  . .    (19,724)            (19,767)
                                                                              --------            --------
    Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . .    103,651             107,756
                                                                              --------            --------
                                                                              $145,549            $154,500
                                                                              ========            ========





          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                         Three Months Ended                    Six Months Ended
                                                              June 30,                             June 30,
                                                  ------------------------------        -----------------------------
                                                      1995               1994               1995               1994
                                                  -----------        -----------        -----------       -----------
                                                                       Restated                              Restated
Revenues:
   Oil and gas  . . . . . . . . . . . . . . . .   $    13,604        $     8,827        $    27,781       $    19,738
   Pipeline . . . . . . . . . . . . . . . . . .         4,145              4,362              8,548             9,255
   Other  . . . . . . . . . . . . . . . . . . .           128                261                269               511
                                                  -----------        -----------        -----------       -----------
                                                       17,877             13,450             36,598            29,504
                                                  -----------        -----------        -----------       -----------

Expenses:
   Production   . . . . . . . . . . . . . . . .         3,264              2,420              6,197             5,082
   Exploration  . . . . . . . . . . . . . . . .         4,064              6,381              7,020             8,081
   Pipeline cost of sales   . . . . . . . . . .         3,729              4,169              7,777             8,914
   Depletion, depreciation and amortization   .         6,711              1,916             11,584             3,648
   Administrative   . . . . . . . . . . . . . .         2,216              2,132              4,764             4,237
                                                  -----------        -----------        -----------       -----------
                                                       19,984             17,018             37,342            29,962
                                                  -----------        -----------        -----------       -----------



      Income (loss) from operations   . . . . .        (2,107)            (3,568)              (744)             (458)

Other income (expense):
   Interest income  . . . . . . . . . . . . . .           470                523              1,012             1,165
   Interest expense   . . . . . . . . . . . . .           (25)               (24)               (77)              (46)
   Other  . . . . . . . . . . . . . . . . . . .          (122)              (138)              (174)               99
                                                  -----------        -----------        -----------       -----------
                                                          323                361                761             1,218
                                                  -----------        -----------        -----------       -----------

       Income (loss) before income tax
        expense . . . . . . . . . . . . . . . .        (1,784)            (3,207)                17               760

Income tax expense  . . . . . . . . . . . . . .         2,139              1,169              4,674             3,071
                                                  -----------        -----------        -----------       -----------

   Net income (loss)  . . . . . . . . . . . . .   $    (3,923)       $    (4,376)       $    (4,657)      $    (2,311)
                                                  ===========        ===========        ===========       ===========
Net income (loss) per share based on weighted
   average shares outstanding   . . . . . . . .   $      (.13)       $      (.15)       $      (.16)      $      (.08)
                                                  ===========        ===========        ===========       ===========

Weighted average common shares outstanding  . .    29,477,480         29,746,982         29,458,353        29,891,826
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

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                             -------------------------------
                                                                                1995                  1994
                                                                             --------               --------
                                                                                                    Restated

Cash Flows from Operating Activities:
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (4,657)              $ (2,311)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depletion, depreciation and amortization   . . . . . . . . . . . .      11,584                  3,648
       Leasehold impairments and dry hole expense   . . . . . . . . . . .       4,325                  6,106
       Unrealized (gain) loss on short-term liquid investments  . . . . .        (215)                   337

       Gain on asset sales  . . . . . . . . . . . . . . . . . . . . . . .         (16)                  (385)
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         225                     15
   Changes in:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .      (1,676)                 5,535
       Other current assets   . . . . . . . . . . . . . . . . . . . . . .       2,171                    678
       Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . .         (66)                (4,637)
       Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . .      (1,978)                   202
       Short-term liquid investments  . . . . . . . . . . . . . . . . . .      18,806                  3,926
       Deferred credits   . . . . . . . . . . . . . . . . . . . . . . . .        (710)                   142
                                                                             --------               --------
   Net cash provided by operating activities  . . . . . . . . . . . . . .      27,793                 13,256
                                                                             --------               --------

Cash Flows from Investing Activities:
   Additions to oil and gas properties  . . . . . . . . . . . . . . . . .     (23,469)               (19,131)
   Additions to pipeline facilities and other properties and equipment. .        (412)                  (610)

   Proceeds from asset sales  . . . . . . . . . . . . . . . . . . . . . .         548                    456
   Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (669)                (1,205)
                                                                             --------               --------
   Net cash used in investing activities  . . . . . . . . . . . . . . . .     (24,002)               (20,490)
                                                                             --------               --------

Cash Flows from Financing Activities:
   Proceeds from common stock issuance  . . . . . . . . . . . . . . . . .         509                    813
   Redemptions of bearer shares   . . . . . . . . . . . . . . . . . . . .        (337)                  (555)
   Payments on long-term debt   . . . . . . . . . . . . . . . . . . . . .      (1,275)                 --
   Acquisition of treasury stock  . . . . . . . . . . . . . . . . . . . .       --                    (5,289)
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (480)                   775
                                                                             --------               --------
   Net cash used in financing activities  . . . . . . . . . . . . . . . .      (1,583)                (4,256)
                                                                             --------               --------
   Net increase (decrease) in cash and cash equivalents   . . . . . . . .       2,208                (11,490)
   Cash and cash equivalents at beginning of period   . . . . . . . . . .       3,881                 16,356
                                                                             --------               --------
   Cash and cash equivalents at end of period   . . . . . . . . . . . . .    $  6,089               $  4,866
                                                                             ========               ========
Supplemental disclosure of cash flow information:
   Cash paid for:

     Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     53               $      7
                                                                             ========               ========
     Income taxes:
       Domestic   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   --                 $     --
       Foreign  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,857                  3,060
                                                                             ========               ========
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  3,857               $  3,060
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

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)



Supplemental disclosure of non-cash investing and financing activities:

   In connection with the Company's Employees 401(k) Savings Plan, the Company contributed 8,704 treasury shares during the six month period ended June 30, 1995 with a market value of approximately $73,000 to the plan. During the six month period ended June 30, 1994, the Company contributed 8,184 treasury shares with a market value of approximately $58,000 to the plan.



          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)



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

    Marketable investment securities at December 31, 1994 and June 30, 1995 consist of certificates of deposit and U.S. government and corporate debt securities (included in short-term liquid investments), and equity securities (included in current investments). During the six month periods ended June 30, 1995 and 1994, the Company recorded $86,000 and $337,000, respectively, of unrealized losses resulting from changes in the differences between cost and market value of short-term liquid investments and current investments.

(3) Long-term Debt

    The Company executed a Credit Agreement dated May 19, 1995 (the "Credit Agreement") with NationsBank of Texas, N.A. ("Nations"). Pursuant to the
Credit Agreement, Nations has agreed to provide loans to the Company from time to time, not to exceed in the aggregate $35,000,000 (subject in all events to certain periodic reductions and to the calculation of the Available Borrowing Base, as defined in the Credit Agreement). The Company may borrow, repay and re-borrow such amounts available under the Credit Agreement until March 31, 2000 (subject to certain early termination dates determined in accordance with the Credit Agreement). In addition, Nations has agreed to extend credit to the Company (or any subsidiary of the Company) by issuing, renewing, extending or reissuing letters of credit not exceeding the lesser of (i) $20,000,000 or (ii) the Aggregate Commitments (as defined in the Credit Agreement) minus the aggregate principle amount of all loans then outstanding under the Credit Agreement. The loan facility is unsecured. As of June 30, 1995 the Company, under this agreement, had no loans outstanding and had approximately $18 million of letters of credit issued. These letters of credit are primarily associated with the Redeemable Bearer Shares discussed in Note 4.

(4) Redeemable Bearer Shares

    In August 1993, the Company received $19.2 million from the Hambros Channel Islands Trust Corporation Limited ("Trust"), in the form of an interest-free loan. The loan is repayable on demand only to the extent necessary to redeem bearer share warrants presented for exchange until July 2008. Each bearer share warrant presented during this period will be redeemed for $6.66. As of June 30, 1995 there were 2,699,647 outstanding bearer share warrants. The loan is secured by a letter of credit from a bank. The letter of credit is secured by the Credit Agreement (see Note 3). During 1995 and 1994 there were no drawings under the letter of credit. In July 2008, the obligation of the Company to holders of bearer share warrants will cease, the interest-free loan will terminate, and any remaining cash will revert to the Company and will be accounted for as an increase to capital in excess of par value.

(5) Shareholders' Equity

         On May 31, 1994 the Company purchased in a private transaction 705,196 shares of its common stock from Noel Group Inc. ("Noel"). The purchase price was $7.50 per share or approximately $5.3 million.

(6) Earnings per Share

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

Introduction

    The Company recorded a net loss of $4.7 million ($.16 per share) for the first six months of 1995, as compared to a net loss of $2.3 million ($.08 per share) for the same period in 1994. The 1995 results include dry hole expenses of $3.8 million, while 1994 results include $4.9 million of similar expenses. The 1994 results also include a gain of $0.4 million on asset sales.

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement is required by the FASB to be adopted for fiscal years beginning after December 15, 1995. The Company is currently evaluating the effect this accounting change will have on its financial condition; however, it is not believed the impact will be material.

Results of Operations - Six Months Ended June 30, 1995 and 1994

Oil and Gas Revenues are summarized for the six months ended June 30, 1995 and 1994 in the following table:


                                       Revenues                           Price                     Volumes
                                 ---------------------           ----------------------     ------------------------
                                   1995          1994             1995            1994        1995           1994
                                 -------        ------           ------          ------     ---------      ---------
                                 (thousands of dollars)

United States

    Oil   . . . . . . . . . .    $ 2,219        $1,544           $17.59          $14.75     126 MBbls      105 MBbls

    Gas   . . . . . . . . . .    $10,848        $7,946           $ 1.47          $ 2.02     7.4 Bcf        3.9 Bcf

Russia

    Oil   . . . . . . . . . .    $ 7,253        $4,783           $15.55          $13.44     466 MBbls      356 MBbls

Ivory Coast

    Oil   . . . . . . . . . .    $   682         n/a             $15.04            n/a       45 MBbls        n/a

Indonesia

    Oil   . . . . . . . . . .    $   451        $  280             n/a             n/a         n/a           n/a

    Gas   . . . . . . . . . .    $ 6,328        $5,185             n/a             n/a         n/a           n/a


    United States oil sales volumes increased 21 MBbls from the first six months of 1994 as compared to the first six months of 1995. This 20% increase was principally due to production from new offshore properties and increased production from the Company's Taylor Lake Field.

     United States gas sales volumes increased 3.5 Bcf for the six months ended June 30, 1995 as compared to the same period in 1994. This 90% increase was primarily due to production from new offshore properties and to increased production from the Company's Taylor Lake field.

    Russian oil sales volumes increased 110 MBbls during the first half of 1995 as compared to the same period of 1994. This 31% increase was primarily due to increased production from the Onbysk field.

    Ivory Coast oil production began April 30, 1995.

    Indonesian liquefied natural gas (LNG) liftings for the six months ended June 30, 1995 totalled 218 as compared to 211 for the same period in 1994. The Company has not been advised as to specific price on production changes which would affect Indonesian oil and gas revenues.

Pipeline Operations contributed $8.5 million to consolidated revenues and incurred $7.8 million in pipeline operating expenses, exclusive of depreciation, for the six months ended June 30, 1995 as compared to $9.3 million and $8.9 million, respectively, for the same period in 1994. The primary reason for the decrease in revenues and expenditures in 1995 as compared to 1994 was a decrease in marketing activities for working interest partners at the Company's Taylor Lake field. The pipeline segment generated a net loss from operations before taxes of approximately $0.1 million for the six months ended June 30, 1995 as compared to a loss of $0.4 million for the same period in 1994.

Expenses increased to $37.3 million for the six months ended June 30, 1995 as compared to $30.0 million for the same period in 1994. This 24% increase is primarily due to increased depletion expense in 1995 which was only partially offset by a decrease in exploration expenses. The increased depletion expense was the result of substantially increased oil and gas production and depletion expense of approximately $3 million associated with the Company's Mustang Island 783 field. Because of rapidly decreasing bottom hole pressure, reserves associated with this field were materially reduced which resulted in a significantly higher depletion rate.

Other Income decreased approximately $0.5 million for the six months ended June 30, 1995 compared to the same period in 1994. This decrease is primarily the result of decreases in gains from asset sales mentioned above.

Results of Operations  Three Months Ended June 30, 1995 and 1994

Oil and Gas Revenues are summarized for the three months ended June 30, 1995 and 1994 in the following table:

                                       Revenues                           Price                     Volumes
                                 ---------------------           ----------------------     ------------------------
                                   1995          1994             1995            1994        1995           1994
                                 -------        ------           ------          ------     ---------      ---------
                                 (thousands of dollars)

United States

    Oil   . . . . . . . . . .    $1,100         $  872           $17.87          $16.59      62 MBbls       53 MBbls

    Gas   . . . . . . . . . .    $5,188         $3,631           $ 1.54          $ 1.92     3.4 Bcf        1.9 Bcf

Russia

    Oil   . . . . . . . . . .    $3,428         $2,138           $15.89          $14.64     216 MBbls      146 MBbls

Ivory Coast

    Oil   . . . . . . . . . .    $  682          n/a             $15.04            n/a       45 MBbls         n/a

Indonesia

    Oil   . . . . . . . . . .    $  226         $  126             n/a             n/a         n/a            n/a

    Gas   . . . . . . . . . .    $2,980         $2,060             n/a             n/a         n/a            n/a


     United States oil sales volumes increased 9 MBbls during the second three months of 1995 as compared to the same period in 1994. This 17% increase was principally due to production from new offshore properties and to increased production from the Company's Taylor Lake field.

     United States gas sales volumes increased 1.5 Bcf during the second quarter of 1995 as compared to the second quarter of 1994. This 79% increase was primarily due to production from new offshore properties and to increased production from the Company's Taylor Lake field.

     Russian oil sales volumes increased 70 MBbls during the second quarter of 1995 as compared to the same period in 1994. This 48% increase was principally due to increased production from the Onbysk field.

     Ivory Coast oil production began April 30, 1995.

     Indonesian LNG liftings for the three months ended June 30, 1995 totalled 98 as compared to 93 for the same period in 1994. The Company has not been advised as to specific price or production changes which would affect Indonesian oil and gas revenues.

Expenses increased to $20.0 million for the three months ended June 30, 1995 as compared to $17.0 million for the same period in 1994. This increase was primarily due to a $4.8 million increase in depletion expenses which was partially offset by a $2.3 million decrease in exploration expenses. The increased depletion expense was primarily the result of substantially increased oil and gas production and depletion expense of approximately $2.2 million associated with the Company's Mustang Island 783 field.

Liquidity and Capital Resources

     Cash and cash equivalents increased by $2.2 million during the first six months of 1995. This increase was primarily due to the excess of cash provided by operating activities over capital expenditures and reduction of long-term debt.

     Cash provided by operations for the six months ended June 30, 1995 was $27.8 million compared to $13.3 million for the same period in 1994. The Company expended approximately $23.9 million for additions to properties and equipment in the first six months of 1995 compared to $19.7 million for the same period in 1994. Working capital for the first six months of 1995 decreased by $14.4 million. This decrease was primarily due to decreases in short-term liquid investments of $18.6 million.

     Traditionally, the Company has budgeted its exploration and development expenditures for each year based on cash to be provided from operating activities. In 1995, the Company intends to direct its internally generated cash toward growing the Company's domestic asset base while directing a portion of its balance sheet cash (cash and cash equivalents and short-term liquid investments) toward international opportunities. The Russian, Egyptian and Ivory Coast activities are currently the primary focus of the Company's international operations. The Company's 1995 budget includes capital expenditures for these activities of approximately $22 million.

     In order to insure that the Company continues to have the necessary financial flexibility in the future, on May 19, 1995 the Company executed a $35 million unsecured line of credit. The proceeds from this line of credit will be used for general corporate needs. In addition, the Company executed on July 14, 1995 a $17.5 million secured line of credit specifically for the financing of development activities for the Ivory Coast CI-11 project. On July 24, 1995, the Company received $7.7 million as the initial funding from the CI-11 line of credit with the balance to be drawn as future project expenditures are incurred.

                          PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings:

           None.

Item 2.    Changes in Securities:

           None.

Item 3.    Defaults upon Senior Securities:

           None.

Item 4.    Submission of Matters to a Vote of Security Holders:

           The Annual Meeting of Shareholders of Global Natural Resources Inc. was held on May 9, 1995 in Houston, Texas.

           Madam Linda F. Sjoman and Messrs. Paul E. Carlton, J. Charles Hollimon, Patrick L. Macdougall and Robert F. Vagt were elected to the Board of Directors of the Company. The directors whose terms of office continued after the meeting are William L. Bennett, John A. Brock, Sidney R. Petersen, and James G. Niven.

Item 5.    Other Information:

           None.

Item 6.    Exhibits and Reports on Form 8-K:

           a)    Exhibits

                        The following document is included as an exhibit to this report.

                        10.43 Loan Agreement between GNR (Cote d'Ivoire) Ltd. and International Finance Corporation dated July 14, 1995.

           b)    Reports on Form 8-K

                        On June 15, 1995 a Form 8-K was filed with the Securities and Exchange Commission. This Form 8-K reported the execution of a $35,000,000 credit agreement.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GLOBAL NATURAL RESOURCES INC.
                                        -----------------------------
                                                (Registrant)





Date: August 8, 1995                    By /s/ Eric Lynn Hill
                                           --------------------------
                                        Eric Lynn Hill
                                        Vice President-Finance and
                                        Administration and Secretary-Treasurer

                              INDEX TO EXHIBITS

   Exhibit 10.43 Loan Agreement between GNR (Cote d'Ivoire) Ltd. and International Finance Corporation dated July 14, 1995.

   Exhibit 27      Financial Data Schedule.