Form 10-Q
period 1995-09-30
GLOBAL NATURAL RESOURCES INC /NJ/
filed 1995-11-13
CIK 733289

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1995           Commission file number 1-8674



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

        As of November 1, 1995, 29,543,946 shares of common stock were outstanding.


================================================================================

                              TABLE  OF  CONTENTS



                                                                                                    Page
                                                                                                    ----
PART I.    FINANCIAL INFORMATION

           Item 1.  Unaudited Consolidated Financial Statements   . . . . . . . . . . . . . . .      1

                    Consolidated Balance Sheets - September 30, 1995 and December 31, 1994  . .      1

                    Consolidated Statements of Operations for the Three Months and the Nine
                    Months Ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . .      2

                    Consolidated Statements of Cash Flows for the Nine Months Ended
                    September 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . .      3

                    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . .      5

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations   . . . . . . . . . . . . . . . . . . .      6

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

                         PART I. FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
           (Amounts in Thousands, Except Share and Per Share Amounts)
                                  (Unaudited)


                                        ASSETS

                                                                             September 30,         December 31,
                                                                                 1995                 1994
                                                                             -------------         ------------
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .      $  10,415             $   3,881
   Short-term liquid investments  . . . . . . . . . . . . . . . . . . .         11,424                33,279
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . .          9,403                10,665
   Current investments  . . . . . . . . . . . . . . . . . . . . . . . .            524                   832
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,585                 4,436
                                                                              --------              --------
       Total current assets   . . . . . . . . . . . . . . . . . . . . .         36,351                53,093
                                                                              --------              --------
Properties and equipment, at cost:
   Oil and gas properties (successful efforts method) . . . . . . . . .        149,403               119,602
   Pipeline facilities  . . . . . . . . . . . . . . . . . . . . . . . .         19,460                19,320
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,784                12,961
                                                                              --------              --------
                                                                               181,647               151,883
   Less:  accumulated depletion, depreciation and amortization  . . . .        (74,697)              (58,534)
                                                                              --------              --------
       Net properties and equipment   . . . . . . . . . . . . . . . . .        106,950                93,349
                                                                              --------              --------

Notes receivable - Russian joint venture  . . . . . . . . . . . . . . .          4,315                 3,606
Indonesian venture advances, net  . . . . . . . . . . . . . . . . . . .          2,311                 2,453
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,367                 1,999
                                                                              --------              --------
                                                                              $151,294              $154,500
                                                                              ========              ========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .        $10,232               $13,256
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . .         10,166                12,229
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            900                 1,309
                                                                              --------              --------
       Total current liabilities  . . . . . . . . . . . . . . . . . . .         21,298                26,794
                                                                              --------              --------

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,700                 1,275
Deferred credits and other  . . . . . . . . . . . . . . . . . . . . . .            418                 1,208
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . .          --                    --
Redeemable bearer shares  . . . . . . . . . . . . . . . . . . . . . . .         16,869                17,467
Shareholders' equity:
   Common stock; authorized 100,000,000 shares at $1.00 par value;
       issued and outstanding 33,433,537 in 1995 and 33,335,487
       in 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         33,433                33,335
   Capital in excess of par value . . . . . . . . . . . . . . . . . . .        138,955               138,355
   Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . .        (47,666)              (44,167)
                                                                              --------              --------
                                                                               124,722               127,523
   Less:  treasury stock; 3,890,041 shares in 1995 and 3,900,697
       in 1994 . . . . . . . . . . . . . . . . . . . . . . . . .  . . .        (19,713)              (19,767)
                                                                              --------              --------
       Total shareholders' equity   . . . . . . . . . . . . . . . . . .        105,009               107,756
                                                                              --------              --------
                                                                              $151,294              $154,500
                                                                              ========              ========


         See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts in Thousands, Except Share and Per Share Amounts)
                                  (Unaudited)



                                                                  Three Months Ended                    Nine Months Ended
                                                                     September 30,                        September 30,
                                                            ----------------------------       ----------------------------------
                                                                1995              1994               1995                1994
                                                            ---------        -----------       -------------      ---------------
                                                                               Restated                               Restated
Revenues:
    Oil and gas   . . . . . . . . . . . . . . . . . . . .   $   13,824         $   11,081          $   41,605           $   30,819
    Pipeline  . . . . . . . . . . . . . . . . . . . . . .        4,628              5,124              13,176               14,379
    Other   . . . . . . . . . . . . . . . . . . . . . . .          202                360                 471                  871
                                                            ----------         ----------          ----------           ----------
                                                                18,654             16,565              55,252               46,069
                                                            ----------         ----------          ----------           ----------
Expenses:
    Production  . . . . . . . . . . . . . . . . . . . . .        3,109              2,646               9,306                7,728
    Exploration   . . . . . . . . . . . . . . . . . . . .        2,567              4,771               9,587               12,852
    Pipeline cost of sales  . . . . . . . . . . . . . . .        4,341              4,667              12,118               13,581
    Depletion, depreciation and amortization  . . . . . .        5,485              2,794              17,069                6,442
    Administrative  . . . . . . . . . . . . . . . . . . .        2,206              2,395               6,970                6,632
                                                            ----------         ----------          ----------           ----------
                                                                17,708             17,273              55,050               47,235
                                                            ----------         ----------          ----------           ----------

         Income (loss) from operations  . . . . . . . . .          946               (708)                202               (1,166)

Other income (expense):
    Interest income   . . . . . . . . . . . . . . . . . .          461                582               1,473                1,747
    Interest expense  . . . . . . . . . . . . . . . . . .          (37)               (56)               (114)                (102)
    Distribution from IPI   . . . . . . . . . . . . . . .        1,520              --                  1,520                --
    Other   . . . . . . . . . . . . . . . . . . . . . . .         (157)              (498)               (331)                (399)
                                                            ----------         ----------          ----------           ----------
                                                                 1,787                 28               2,548                1,246
                                                            ----------         ----------          ----------           ----------

         Income (loss) before income tax expense  . . . .        2,733               (680)              2,750                   80

Income tax expense  . . . . . . . . . . . . . . . . . . .        1,575              1,735               6,249                4,806
                                                            ----------         ----------          ----------           ----------
         Net income (loss)  . . . . . . . . . . . . . . .   $    1,158         $   (2,415)         $   (3,499)          $   (4,726)
                                                            ==========         ==========          ==========           ==========

Net income (loss) per share based on weighted
    average shares outstanding  . . . . . . . . . . . . .   $      .04         $     (.08)         $     (.12)          $     (.16)
                                                            ==========         ==========          ==========           ==========

Weighted average common shares outstanding  . . . . . . .   29,527,397         29,426,779          29,481,367           29,736,810
                                                            ==========         ==========          ==========           ==========





          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                        ------------------------------
                                                                                            1995               1994
                                                                                        -------------       ------------
                                                                                                              Restated
Cash Flow from Operating Activities:
    Net loss                                                                            $  (3,499)             $  (4,726)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Depletion, depreciation and amortization  . . . . . . . . . . .                  17,069                  6,442
          Leasehold impairments and dry hole expense  . . . . . . . . . .                   6,118                  9,182
          Unrealized (gain) loss on short-term liquid investments . . . .                    (229)                   431
          (Gain) loss on asset sales  . . . . . . . . . . . . . . . . . .                      49                    (63)
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     493                     47
    Changes in:
          Accounts receivable . . . . . . . . . . . . . . . . . . . . . .                   1,262                  4,226
          Other current assets  . . . . . . . . . . . . . . . . . . . . .                     159                    598
          Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .                  (3,024)                (3,281)
          Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .                  (2,063)                  (993)
          Short-term liquid investments . . . . . . . . . . . . . . . . .                  22,084                 14,580
          Deferred credits  . . . . . . . . . . . . . . . . . . . . . . .                    (790)                   141
                                                                                        ---------              ---------
    Net cash provided by operating activities   . . . . . . . . . . . . .                  37,629                 26,584
                                                                                        ---------              ---------

Cash Flows from Investing Activities:
    Additions to oil and gas properties   . . . . . . . . . . . . . . . .                 (36,436)               (30,699)
    Additions to pipeline facilities and other properties and equipment .                    (551)                (1,131)
    Proceeds from sales of assets   . . . . . . . . . . . . . . . . . . .                     436                  6,736
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    (577)                (1,348)
                                                                                        ---------              ---------
    Net cash used in investment activities  . . . . . . . . . . . . . . .                 (37,128)               (26,442)
                                                                                        ---------              ---------

Cash Flows from Financing Activities:
    Proceeds from common stock issuance   . . . . . . . . . . . . . . . .                     698                    825
    Redemptions of bearer shares  . . . . . . . . . . . . . . . . . . . .                    (598)                  (708)
    Proceeds from long-term debt  . . . . . . . . . . . . . . . . . . . .                   7,700                  1,275
    Payments on long-term debt  . . . . . . . . . . . . . . . . . . . . .                  (1,275)                    --
    Acquisitions of treasury stock  . . . . . . . . . . . . . . . . . . .                     --                  (5,289)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    (492)                    --
                                                                                        ---------              ---------
    Net cash provided by (used in) financing activities . . . . . . . . .                   6,033                 (3,897)
                                                                                        ---------              ---------
    Net increase (decrease) in cash and cash equivalents  . . . . . . . .                   6,534                 (3,755)
    Cash and cash equivalents at beginning of period  . . . . . . . . . .                   3,881                 16,356
                                                                                        ---------              ---------
    Cash and cash equivalents at end of period  . . . . . . . . . . . . .               $  10,415              $  12,601
                                                                                        =========              =========

Supplemental disclosure of cash flow information:
    Cash paid for:
          Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .               $      57              $      24
                                                                                        =========              =========
          Income taxes:
          U. S.   . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $      --              $      --
          Foreign . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   5,774                  4,782
                                                                                        ---------              ---------
               Total  . . . . . . . . . . . . . . . . . . . . . . . . . .               $   5,774              $   4,782
                                                                                        =========              =========




          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)



Supplemental disclosure of non-cash investing and financing activities:

     In connection with the Company's Employees 401(k) Savings Plan, the Company contributed 10,903 treasury shares during the period ended September 30, 1995 with a market value of approximately $94,000 to the plan. During the period ended September 30, 1994, the Company contributed 11,572 treasury shares with a market value of approximately $82,500 to the plan.





          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)



(1)  Basis for Preparation of Financial Statements

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A-1 for the year ended December 31, 1994.

     In Management's opinion, the accompanying unaudited consolidated financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the periods reported. All adjustments are of a normal recurring nature.

     The 1994 financial information presented herein has been restated to consolidate the Russian joint venture operations. Prior to the March 3, 1995 receipt of an exemption from paying export tax on crude oil sold outside of Russia, the activities of the Russian joint venture were not significant to the Company and the Company accounted for these activities using the equity method. This change had no effect on net income (loss) or shareholders' equity for the periods presented.

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

     Marketable investment securities at December 31, 1994 and September 30, 1995 consist of certificates of deposit and U.S. government and corporate debt securities (included in short-term liquid investments) and equity securities (included in current investments). During the nine month period ended September 30, 1995, the Company recorded $102,000 of unrealized losses resulting from changes in the difference between cost and market value of short-term liquid investments and equity securities. During the nine month period ended September 30, 1994, the Company recorded $431,000 of unrealized losses resulting from these same changes.

(3)  Long-term Debt

     The company executed a Credit Agreement dated May 19, 1995 (the "Credit Agreement") with NationsBank of Texas, N.A. ("Nations"). Pursuant to the Credit Agreement, Nations has agreed to provide loans to the Company from time to time, not to exceed in the aggregate $35 million (subject in all events to certain periodic reductions and to the calculation of the Available Borrowing Base, as defined in the Credit Agreement). The Company may borrow, repay and re-borrow such amounts available under the Credit Agreement until March 31, 2000 (subject to certain early termination dates determined in accordance with the Credit Agreement). In addition, Nations has agreed to extend credit to the Company (or any subsidiary of the Company) by issuing, renewing, extending or reissuing letters of credit not exceeding the lesser of (i) $20 million or (ii) the Aggregate Commitments (as defined in the Credit Agreement) minus the aggregate principle amount of all loans then outstanding under the Credit Agreement. The loan facility is unsecured. As of September 30, 1995, the Company, under this agreement, had no loans outstanding and had approximately $18 million of letters of credit issued. These letters of credit are primarily associated with the Redeemable Bearer Shares discussed in Note 4.

     The Company executed a Financing Agreement dated July 14, 1995 (the "Financing Agreement") with the International Finance Corporation ("IFC"). The Financing Agreement is secured by the present and future assets of the Borrower, GNR (Cote d' Ivoire) Ltd., a wholly owned subsidiary of the Company. Until the completion date of the project, as defined, the loan is guaranteed by the Company. After completion of the project, the amount guaranteed by the Company, if any, is determined by the amount of the proved oil and gas reserves related to the activities. Pursuant to the Financing Agreement, the IFC has agreed to provide a $17.5 million secured line of credit specifically for the financing of development activities for the Ivory Coast CI-11 project. As of September 30, 1995, the Company, under this agreement, had approximately $7.7 million of loans outstanding.

(4)  Redeemable Bearer Shares

     In August 1993, the Company received $19.2 million, the cash held by the Hambros Channel Islands Trust Corporation Limited ("Trust"), in the form of an interest-free loan. The loan is repayable on demand only to the extent necessary to redeem bearer share warrants presented for exchange until July 2008. Each bearer share warrant presented during this period will be redeemed for $6.66. As of September 30, 1995, there were 2,587,806 outstanding bearer share warrants. The loan is secured by a letter of credit from NationsBank. The letter of credit is secured by the Credit Agreement (see Note 3). During 1995 and 1994 there were no drawings under the letter of credit. In July 2008, the obligation of the Company to holders of bearer share warrants will cease, the interest-free loan will terminate, and any remaining cash will revert to the Company and will be accounted for as an increase to capital in excess of par value.

(5)  Earnings per Share

     Earnings per share is computed based upon the weighted average common shares outstanding determined on a monthly basis. Unexercised stock options do not have a dilutive effect on the reported earnings per common share.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain data for 1994 has been restated to reflect the change in the entities comprising the consolidated group, as discussed in Note 1 to the Consolidated Financial Statements.

Introduction

     The Company recorded a net loss of $3.5 million ($.12 per share) for the first nine months of 1995, as compared to a net loss of $4.7 million ($.16 per share) for the same period in 1994. The 1995 results include dry hole expenses of $5.0 million while 1994 results include $7.4 million of similar expenses.

     During the third quarter of 1995, the Company recorded a $1.5 million liquidating distribution from Investment Properties International, Limited ("IPI"). No such distribution was recorded during the nine month period ended September 30, 1994.

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement is required by the FASB to be adopted for fiscal years beginning after December 15, 1995. The Company is currently evaluating the effect this accounting change will have on its financial condition; however, management does not believe the impact will be material.

Results of Operations - Nine Months Ended September 30, 1995 and 1994.

Oil and Gas Revenues are summarized for the nine months ended September 30, 1995 and 1994 in the following table:


                                  Revenues                     Price                     Volumes
                           ----------------------       --------------------     -------------------------
                            1995           1994          1995         1994         1995            1994
                           ---------      -------       -------      -------     --------         --------
                           (thousands of dollars)
United States
   Oil  . . . . . . .        $ 3,129        $ 2,575       $17.27      $15.53       181 MBbls         166 MBbls
   Gas  . . . . . . .        $15,265        $11,960       $ 1.45      $ 1.93      10.6 Bcf           6.2 Bcf

Russia
   Oil  . . . . . . .        $11,375        $ 7,745       $14.92      $13.88       762 MBbls         558 MBbls

Ivory Coast
   Oil  . . . . . . .        $ 2,256            n/a       $15.22         n/a       148 MBbls              n/a

Indonesia
   Oil  . . . . . . .        $   679        $   559          n/a         n/a          n/a                n/a
   Gas  . . . . . . .        $ 8,901        $ 7,980          n/a         n/a          n/a                n/a

    United States oil sales volume increased 15 MBbls (9%) principally due to production from new offshore properties such as High Island Block 23-L and South Timbalier Block 277 and increased production from the Company's Taylor Lake field.

    United States gas sales volume increased 4.4 Bcf for the nine months ended September 30, 1995 as compared to the same period in 1994. This 71% increase was primarily due to production from new offshore properties and increased production from the Company's Taylor Lake field.

    Russian oil sales volumes increased 204 MBbls during the first three quarters of 1995 as compared to the same period of 1994. This 37% increase was principally due to increased production from the Onbysk field.

    Ivory Coast oil production began April 30, 1995.

    Indonesian liquid natural gas (LNG) liftings for the nine months ended September 30, 1995 totaled 314 as compared to 317 for the same period in 1994. The Company has not been advised as to specific price or production changes which would affect Indonesian oil and gas revenues.

Pipeline Operations contributed $13.2 million to consolidated revenues and incurred $12.1 million in pipeline operating expenses, exclusive of depreciation, for the nine months ended September 30, 1995 as compared to $14.4 million in revenues and $13.6 million in expenses for the same period in 1994. The pipeline segment generated a net loss from operations before taxes of approximately $0.4 million for the nine months ended September 30, 1995 as compared to a net loss of $0.3 million for the same period in 1994.

Expenses increased to $55.1 million for the nine months ended September 30, 1995 as compared to $47.2 million for the same period in 1994. This $7.9 million (17%) increase is primarily due to increases in production and depletion expenses of $1.6 million, and $10.6 million respectively. These increases were partially offset by a decrease in exploration expenses of $3.3 million. The increase in production expenses was the direct result of increased domestic oil, domestic gas, Russian oil and Ivory Coast oil production. The increase in production expenses that resulted from increased production was partially offset by a $2.7 million decrease in Russian export tax expense for the three quarters ended September 30, 1995 as compared to the same period in 1994. The increased depletion expense was the result of substantially increased oil and gas production and depletion expense of approximately $3.8 million associated with the Company's Mustang Island 783 field. The decrease in exploration expenses was the result of decreased dry hole costs in 1995 as compared to 1994. Dry hole costs during the first three quarters of 1995 were $5.0 million compared to $7.4 million during the same period in 1994.

Other Income and Expense increased approximately $1.3 million for the nine months ended September 30, 1995 compared to the same period in 1994. This increase was primarily the result of the IPI distribution mentioned above.

Results of Operations - Three Months Ended September 30, 1995 and 1994.

Oil and Gas Revenues are summarized for the three months ended September 30, 1995 and 1994 in the following table:

                                   Revenues                       Price                        Volumes
                           -----------------------        ----------------------     ------------------------
                            1995           1994           1995           1994          1995            1994
                           (thousands of dollars)
United States
   Oil  . . . . . . .         $  910         $1,031         $16.52         $16.87      55 MBbls       61 MBbls
   Gas  . . . . . . .         $4,417         $4,014         $ 1.39         $ 1.76     3.2 Bcf        2.3 Bcf

Russia
   Oil  . . . . . . .         $4,122         $2,962         $13.93         $14.70     296 MBbls      202 MBbls

Ivory Coast
   Oil  . . . . . . .         $1,574            n/a         $15.30            n/a     103 MBbls         n/a

Indonesia
   Oil  . . . . . . .         $  228         $  279            n/a            n/a       n/a            n/a
   Gas  . . . . . . .         $2,573         $2,795            n/a            n/a       n/a            n/a

   United States oil sales volumes decreased 6 MBbls during the third quarter of 1995 as compared to the same period in 1994. This 10% decrease was principally due to normal production declines.

   United States gas sales volumes increased .9 Bcf during the third quarter of 1995 as compared to the third quarter of 1994. This 39% increase was primarily due to production from new offshore properties and to increased production from the Company's Taylor Lake field.

   Russian oil sales volumes increased 94 MBbls during the third quarter of 1995 as compared to the same period in 1994. This 47% increase was principally due to increased production from the Onbysk field.

   Ivory Coast oil production began April 30, 1995.

   Indonesian LNG liftings for the three months ended September 30, 1995 totaled 96 as compared to 106 for the same period in 1994. The Company has not been advised as to specific price or production changes which would affect Indonesian oil and gas revenues.

Expenses increased to $17.7 million for the three months ended September 30, 1995 as compared to $17.3 million for the same period in 1994. This increase was primarily due to a $2.7 million increase in depletion expenses which was partially offset by a $2.2 million decrease in exploration expenses. The increased depletion was primarily the result of substantially increased oil and gas production and depletion expense of approximately $0.8 million associated with the Company's Mustang Island 783 field. The decrease in exploration expenses was the result of decreased dry hole costs of $2.5 million during the third quarter of 1994 as compared to $1.2 million during the same period in 1995.

Other Income and Expenses increased approximately $1.8 million for the three months ended September 30, 1995 compared to the same period in 1994. This increase was primarily the result of the IPI distribution mentioned above.

Liquidity and Capital Resources

   Cash and cash equivalents increased by $6.5 million during the first three quarters of 1995. This increase was primarily due to the $6.4 million net increase in long-term debt during the period.

   Cash provided from operations for the nine months ended September 30, 1995 was $37.6 million compared to $26.6 million for the same period in 1994. This 41% increase was primarily due to a $7.5 million additional decrease in short-term liquid investments in 1995 as compared to 1994. The Company expended approximately $37.0 million for additions to properties and equipment in the first nine months of 1995 compared to $31.8 million for the same period in 1994. Working capital for the first nine months of 1995 decreased by $11.2 million.

   Traditionally, the Company has budgeted its exploration and development expenditures for each year based on cash to be provided from operating activities. In 1995, the Company is directing its internally generated cash toward growing the Company's domestic asset base while directing a portion of its balance sheet cash (cash and cash equivalents and short-term liquid investments) toward international opportunities. The Russian, Egyptian and the Ivory Coast activities are currently the primary focus of the Company's international operations. The Company's 1995 budget includes capital expenditures for Russia, Egypt and the Ivory Coast which are projected to be approximately $22 million.

   In order to insure that the Company continues to have the necessary financial flexibility in the future, on May 19, 1995 the Company executed a $35 million unsecured line of credit (see Note 3). The proceeds from this line of credit will be used for general corporate needs. In addition, the Company executed on July 14, 1995 a $17.5 million secured line of credit specifically for the financing of development activities for the Ivory Coast CI-11 project. On July 24, 1995, the Company received $7.7 million as the initial funding from the CI-11 line of credit with the balance to be drawn as future project expenditures are incurred.

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

                 27    Financial Data Schedule

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


                                          GLOBAL NATURAL RESOURCES INC.
                                          -----------------------------
                                                  (Registrant)





Date: November 6, 1995                    /s/ Eric Lynn Hill
                                          -----------------------------
                                          Eric Lynn Hill
                                          Vice President-Finance and
                                          Secretary

                              INDEX TO EXHIBITS


Exhibit    Description
-------    -----------
  27       Financial Data Schedule