Form 10-K405
period 1995-12-31
GLOBAL NATURAL RESOURCES INC /NJ/
filed 1996-03-28
CIK 733289

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1995

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                         Commission file number 1- 8674

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

                     -----------------------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                             ON WHICH REGISTERED
     -------------------                           -----------------------
Common Stock, $1.00 par value                      New York Stock Exchange

                     -----------------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

                ---------------------------------------------

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant. (Computed by reference to the closing New York Stock Exchange ("NYSE") price on March 1, 1996): $359,201,597.

      As of March 1, 1996, 29,624,874 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive Proxy Statement dated March 28, 1996 for the Annual Stockholders' Meeting to be held May 7, 1996, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
================================================================================

                              TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
Part I.   Items 1
           and 2.   Business and Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1
                    The Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1
                    Oil and Gas Reserves  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2
                    Oil and Gas Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4
                        United States . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4
                        Russia  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8
                        Ivory Coast . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11
                        Egypt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14
                        Indonesia . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17
                        Malaysia  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20
                        Turkey  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21
                    Pipeline Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21
                    Other Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23
                          Investment Properties International Limited . . . . . . . . . . . . . . .       23
                          Argentina . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23
                          Arctic Islands Interest . . . . . . . . . . . . . . . . . . . . . . . . .       23
                          North Cook Inlet  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23
                          Foreign Acreage . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24
                    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24
                          Regulatory Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . .       24
                          Additional Factors Affecting the Business . . . . . . . . . . . . . . . .       28
                          Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28

          Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29

          Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . .       29

Part II.  Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters . . . . .       30

          Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30

          Item 7.   Management's Discussion and Analysis of Financial Condition and Results
                      of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31

          Item 8.   Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . .       37

          Item 9.   Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       64

Part III. Item 10.  Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . .       64

          Item 11.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       64

          Item 12.  Security Ownership of Certain Beneficial Owners and Management  . . . . . . . .       64

          Item 13.  Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . .       64

Part IV.  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . .       65

          Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       66

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

     The Company's principal domestic activities during 1995 were concentrated in the Texas gulf coast and offshore Gulf of Mexico. During 1995, the Company continued to expand its seismic data base, from which it will identify opportunities of suitable reserve potential and geologic risk. One of the six exploratory wells completed in 1995 was developed and operated by the Company. In addition, the Company will continue evaluating farm-in opportunities from other companies.

     The Company's Russian activities began in 1990 and are conducted through its 90% owned subsidiary, Texneft Inc. ("Texneft"), which has a 50% interest in a joint venture ("Tatex") in Tatarstan, a republic which is part of the Russian Federation. Texneft's 50% partner in the joint venture is Tatneft, a Russian open joint stock company which operates the oil fields of Tatarstan. Joint venture activities currently include three projects: 1) vapor recovery,
2) the development and operation of the Onbysk field and 3) the development and operation of the Suncheleevsky and Demkinsky fields.

     In May 1993, the Company acquired an interest in 335,320 gross acres in block CI-11 offshore Ivory Coast, West Africa. The Company acquired a 10% working interest in an area referred to as the "Special Area" and a 16% working interest in an area referred to as the "Remaining Area." During 1995, the Company drilled the third discovery well and completed four development wells. First oil production occurred in the second quarter of 1995 with initial gas production commencing in the fourth quarter of 1995. Block CI-11 is currently producing approximately 20,000 barrels of oil and 50 Mmcf of gas per day. In addition, in 1995 the Company and its working interest partners executed a production sharing contract with the government of the Ivory Coast on Block CI-12 which lies adjacent to the west of CI-11.

     In August 1994, the Company acquired a 25% working interest in the 1.9 million acre Qarun block located in the western desert of Egypt. During 1994, the Company drilled two discoveries on this block (Qarun A and Qarun B) and added a third discovery (Sakr) in 1995. Limited oil production began in the fourth quarter of 1995. The Company is proceeding with the development of this block including construction of a pipeline, two 20,000 barrels of oil per day production trains and storage facilities which are projected to be operational in the fourth quarter of 1996.

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

                             OIL AND GAS RESERVES*

     The Company's net quantities of proved oil and natural gas reserves, the estimated future net revenues based upon year end prices held constant for life and the present value of estimated future net revenues of oil and gas reserves calculated at a 10% discount rate for the three years ended December 31, 1995 are presented in the table below.

                                                                                   DECEMBER 31,
                                                                      ---------------------------------------
                                                                        1995           1994            1993
                                                                      --------        --------       --------
UNITED STATES
Natural gas (Mmcf)  . . . . . . . . . . . . . . . . . . . . . .         68,623          59,498         63,981
Oil and condensate (MBbl) . . . . . . . . . . . . . . . . . . .          2,721           2,173          1,459
Future net revenues before tax (thousands)  . . . . . . . . . .       $146,825        $ 85,396       $108,418
Present value of future net revenues before tax (thousands) . .       $110,477        $ 61,090       $ 73,027
Present value of future net revenues after tax (thousands)  . .       $ 90,747        $ 59,990       $ 68,227

RUSSIA(2)
Natural gas (Mmcf)  . . . . . . . . . . . . . . . . . . . . . .             --              --             --
Oil and condensate (MBbl)(3)  . . . . . . . . . . . . . . . . .         15,570          13,157          7,297
Future net revenues before tax (thousands)  . . . . . . . . . .       $113,690        $ 77,990       $ 34,796
Present value of future net revenues before tax (thousands) . .       $ 58,844        $ 44,193       $ 17,833
Present value of future net revenues after tax (thousands)(4) .       $ 39,510        $ 30,809       $ 12,825

IVORY COAST(5)
Natural gas (Mmcf)  . . . . . . . . . . . . . . . . . . . . . .         21,066          18,432            --
Oil and condensate (MBbl) . . . . . . . . . . . . . . . . . . .          3,010           2,210            --
Future net revenues before tax (thousands)  . . . . . . . . . .       $ 67,855        $ 28,853       $    --
Present value of future net revenues before tax (thousands) . .       $ 48,883        $ 13,778       $    --
Present value of future net revenues after tax (thousands)  . .       $ 37,032        $  9,441       $    --

EGYPT
Natural gas (Mmcf)  . . . . . . . . . . . . . . . . . . . . . .          1,399              --            --
Oil and condensate (MBbl) . . . . . . . . . . . . . . . . . . .          7,918           3,520            --
Future net revenues before tax (thousands)  . . . . . . . . . .       $ 66,097        $ 26,250       $    --
Present value of future net revenues before tax (thousands) . .       $ 44,230        $ 14,357       $    --
Present value of future net revenues after tax (thousands)  . .       $ 25,049        $  8,152       $    --

INDONESIA(1)
Natural gas (Mmcf)  . . . . . . . . . . . . . . . . . . . . . .         72,892          79,990         79,706
Oil and condensate (MBbl) . . . . . . . . . . . . . . . . . . .          1,153           1,066          1,005
Future net revenues before tax (thousands)  . . . . . . . . . .       $143,229        $131,838       $110,900
Present value of future net revenues before tax (thousands) . .       $ 72,187        $ 67,369       $ 55,783
Present value of future net revenues after tax (thousands)  . .       $ 36,708        $ 34,223       $ 28,150

TOTALS
Natural gas (Mmcf)  . . . . . . . . . . . . . . . . . . . . . .        163,980         157,920        143,687
Oil and condensate (MBbl)(3)  . . . . . . . . . . . . . . . . .         30,372          22,126          9,761
Future net revenues before tax (thousands)  . . . . . . . . . .       $537,696        $350,327       $254,114
Present value of future net revenues before tax (thousands) . .       $334,621        $200,787       $146,643
Present value of future net revenues after tax (thousands)(4) .       $229,046        $142,615       $109,202

------------------
* Quantities of gas are expressed throughout as "Mcf" or "Mmcf" or "Bcf" meaning thousand, million or billion cubic feet, respectively. Quantities of oil are expressed as "Bbl" or "MBbl" or "Mmbl" meaning barrel, thousand barrels, or million barrels, respectively.

(1) The Indonesian Joint Venture ("IJV") has no ownership in the underlying oil and gas reserves. The Company's reserve estimates in Indonesia have been obtained by the Company from a public source which, although not independently verified, the Company believes to be reliable. All Indonesian Mmcf amounts are for dry gas.

                                         (Footnotes continued on following page)

(2) The Russian reserves are associated with three projects operated by the Company's Russian joint venture, Tatex. These projects are vapor recovery, Onbysk field development and the Suncheleevsky and Demkinsky field development. The vapor recovery reserves are derived from recovered stock tank vapors which are exchanged for export grade crude oil and sold on the international market. Tatex has no ownership in the underlying oil reserves which are initially placed in the stock tanks. The Company's share of the Onbysk field anticipated recoverable reserves are computed net of the Base Oil future production which is retained by an affiliate of Tatneft under the terms of the field lease agreement. Base Oil attributable to the Onbysk field amounts to 2.8 million barrels over the remaining eighteen year term of the field lease. Production costs associated with Base Oil volumes are paid to the joint venture by Tatneft affiliates. The Suncheleevsky and Demkinsky fields have eighteen cased wells which have been logged and tested oil and are considered candidates for re-entry and completion as potential producers. Proved undeveloped reserves of 1.9 million barrels net to the Company have been assigned.

(3) Includes reserves of 1,557 MBbl, 1,316 MBbl and 1,459 MBbl in 1995, 1994 and 1993, respectively, attributable to a minority interest in a consolidated subsidiary which was 10% in 1995 and 1994 and 20% during 1993.

(4) Includes $5.9 million, $3.1 million, and $2.6 million in 1995, 1994 and 1993, respectively, attributable to a minority interest in a consolidated subsidiary which was 10% in 1995 and 1994 and 20% during 1993.

(5) Includes primary reserves only in 1995. If secondary recovery techniques were to be implemented, a decrease of 151 Mmcf, an increase of 461 MBbl, an increase of $1.2 million in future net revenues before tax and a decrease in the present value of future net revenues before tax of $1.5 million would result.

     At December 31, 1995, 1994 and 1993, the Company's gross oil and gas reserve estimates for properties located in the United States and Russia were prepared by Ryder Scott Company Petroleum Engineers. At December 31, 1995 and 1994, Ivory Coast and Egyptian gross oil and gas reserve estimates were prepared by Netherland, Sewell & Associates, Inc. Indonesian reserves were based on information obtained by the Company from public sources.

     Domestic reserve volumes increased in 1995 in comparison with 1994 because of a new discovery on South Pass 78 in federal waters offshore Louisiana and due to revisions from probable to proved reserves at Taylor Lake. Future net revenues before taxes increased from $61.1 million in 1994 to $110.4 million in 1995 due to an increase in year end oil and natural gas prices and the associated volume increases previously discussed.

     Russian reserve volumes increased in 1995 in comparison to 1994 as a result of upward revisions of previous estimates and the addition of the Suncheleevsky field development project. The increase of $14.6 million in future net revenues from Russian properties in 1995 compared with 1994 corresponds to the combined effects of improved year end oil prices and reserve additions.

     Ivory Coast reserve volumes increased in 1995 in comparison with 1994 due to the drilling of three successful development wells and two successful exploration wells. The increase of $35.1 million in future net revenues before tax in 1995 compared with 1994 corresponds to the combined effects of improved year end oil and natural gas prices and reserve additions.

     Egyptian reserve volumes increased in 1995 in comparison with 1994 due to the drilling of five successful development wells and one successful exploration well. The increase of $29.8 million in future net revenues before tax in 1995 compared with 1994 corresponds to the combined effects of improved year end oil prices and reserve additions.

     Indonesian reserve volumes decreased slightly during 1995 in comparison to 1994 due to 1995 production and revisions to previous estimates. The $11.4 million increase in Indonesian future net revenues before tax in 1995 as compared to 1994 was primarily the result of an increase in year end gas prices from 1994 to 1995.

     Domestic reserve volumes remained flat in 1994 in comparison with 1993 because 1994 discoveries, positive revisions to previous reserve estimates and purchases of reserves offset 1994 production and sales of reserves. Future net revenues before taxes decreased from 1993 to 1994 primarily due to the decrease in year end 1994 natural gas prices.

     Russian reserve volumes increased in 1994 in comparison with 1993 due primarily to the reclassification of additional undeveloped reserves in the Onbysk field as proved undeveloped which were previously considered uneconomic as a result of the lower crude oil price prevailing at year end 1993. Significant increases also resulted from upward revisions of previous estimates. The increase in future net revenues from Russian properties in 1994 compared with 1993 corresponds to the combined effects of improved year end oil prices and reserve additions.

     Indonesian reserve volumes increased slightly during 1994 in comparison with 1993 due primarily to revisions to previous estimates being somewhat greater than production. The increase in Indonesian future net revenues before tax in 1994 compared to 1993 was $20.9 million. This increase was primarily the result of an increase in year end gas prices from 1993 to 1994.

     Selected major areas in the United States in which the Company held an interest at December 31, 1995 are summarized in the table below.

                                                              TOTAL
                                                         PROVED RESERVES
                                                     ---------------------
                                                       OIL            GAS
MAJOR AREA                                           (MBBLS)        (MMCF)
                                                     -------        ------
Offshore Gulf Coast . . . . . . . . . . . . .        2,011          32,484
Taylor Lake . . . . . . . . . . . . . . . . .          168          17,462
San Juan Basin  . . . . . . . . . . . . . . .            4          12,987
Royalties . . . . . . . . . . . . . . . . . .          161           3,147

     The above reserves account for 86% of the Company's United States oil reserves and 96% of the Company's United States gas reserves at December 31, 1995.

     Reserve estimates are based on many judgmental factors and may differ from the quantities of oil and gas ultimately recovered. The accuracy of reserve estimates depends on the quantity and quality of geological data, production performance data and reservoir engineering data as well as the skill and judgment of petroleum engineers in interpreting such data. Generally, reserve estimates based on volumetric analysis (as is the case with certain fields included in the above estimates) are less reliable than those based on lengthy production history. The process of estimating reserves involves continual revision of estimates (usually on an annual basis) based on additional information becoming available through drilling, testing, reservoir studies and acquiring historical pressure and production data and to reflect the impact of changes in oil and gas prices. In addition, the discounted present value of estimated future net revenues should not be construed as the fair market value of oil and gas producing properties. Revenue calculations are based on estimates by petroleum engineers as to the timing of oil and gas production, and there is no assurance the actual timing of production will conform to, or approximate, such estimates. Also, the estimates assume that prices will remain constant from the date of the engineers' estimates except for changes reflected under natural gas purchase contracts. There can be no assurance that actual future prices will not vary as industry conditions, governmental regulations and other factors affect the market price for oil and gas.

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

                            OIL AND GAS OPERATIONS
UNITED STATES

GENERAL

     The Company conducts oil and gas exploration and development for its own interest or in conjunction with others. In this connection, the Company may develop its own prospects and "farm-out" a portion of such prospects by assigning interests to third parties or "farm-in" prospects by acquiring interests from third parties. One of the six exploratory wells completed
during 1995 was developed and operated by the Company.   In addition, the
Company continues to add to its seismic database, from which it will identify suitable opportunities of reserve potential and geologic risk.

     In 1995, 1994 and 1993, revenues from domestic production accounted for approximately 32%, 32% and 26% of the Company's revenues, respectively. Domestic oil and gas operations reported income (loss) before income tax expense of $(8) million, $(11.8) million and $3.6 million in 1995, 1994 and 1993, respectively.

EXPLORATION AND DEVELOPMENT ACTIVITIES AND PRODUCING WELLS

     The Company expended approximately $22.9 million, $34.6 million and $14 million in 1995, 1994 and 1993, respectively, for domestic oil and gas exploration and development. In 1995, the Company's activities were principally in the offshore Gulf of Mexico and gulf coast areas.

     The Company's 1996 domestic budget is approximately $16 million, of which approximately $6 million is intended for exploration activities. The majority of these expenditures are planned for the Texas gulf coast and offshore Gulf of Mexico areas.

     The Company's domestic oil and gas exploration and development drilling during the years indicated and the gross and net wells in which the Company had a working interest were as follows:

                              WELLS DRILLED (1)

                                                 EXPLORATORY          DEVELOPMENT
                                                    WELLS                WELLS                TOTAL
                                               --------------       --------------        -------------
                                               GROSS      NET       GROSS      NET        GROSS     NET
                                               -----      ---       -----      ---        -----     ---
1995
Oil . . . . . . . . . . . . . . . . . .          -         -           3       0.1           3      0.1
Gas . . . . . . . . . . . . . . . . . .           2       0.5          4       0.4           6      0.9
Dry . . . . . . . . . . . . . . . . . .           5       1.4         -         -            5      1.4
                                               -----      ---       -----      ---        -----     ---
   Total  . . . . . . . . . . . . . . .           7       1.9          7       0.5          14      2.4
                                               =====      ===       =====      ===        =====     ===
1994
Oil . . . . . . . . . . . . . . . . . .          -         -           6       0.4           6      0.4
Gas . . . . . . . . . . . . . . . . . .           9       2.7         12       1.8          21      4.5
Dry . . . . . . . . . . . . . . . . . .           9       3.8         -         -            9      3.8
                                               -----      ---       -----      ---        -----     ---
   Total  . . . . . . . . . . . . . . .          18       6.5         18       2.2          36      8.7
                                               =====      ===       =====      ===        =====     ===
1993
Oil . . . . . . . . . . . . . . . . . .           1       0.2          3       0.2           4      0.4
Gas . . . . . . . . . . . . . . . . . .           4       1.1         10       0.2          14      1.3
Dry . . . . . . . . . . . . . . . . . .           5       1.1          1       0.3           6      1.4
                                               -----      ---       -----      ---        -----     ---
   Total  . . . . . . . . . . . . . . .          10       2.4         14       0.7          24      3.1
                                               =====      ===       =====      ===        =====     ===

     ------------------
     (1) The term "gross" as used herein with respect to wells refers to the total number of wells in which the Company has any interest and "net" refers to the Company's interest in such wells.

     At December 31, 1995, the Company had no exploratory wells and 1 gross (0.1 net) development well awaiting completion; no exploratory wells and 2 gross (0.3 net) development wells were in the process of drilling.

               PRODUCING WELLS AND WELLS CAPABLE OF PRODUCTION

                                    GROSS PRODUCING               NET PRODUCING
                                    ---------------               -------------
1995(1)
Oil . . . . . . . . . . . . . . .            1,754                          10
Gas . . . . . . . . . . . . . . .              438                          23
                                    ---------------              --------------
    Total   . . . . . . . . . . .            2,192                          33
                                    ===============              ==============

                                             (Table continued on following page)

                                    GROSS PRODUCING               NET PRODUCING
                                    ---------------               -------------
1994
Oil . . . . . . . . . . . . . . .            1,754                          10
Gas . . . . . . . . . . . . . . .              430                          20
                                    ---------------              --------------
    Total   . . . . . . . . . . .            2,184                          30
                                    ===============              ==============

1993
Oil . . . . . . . . . . . . . . .            1,763                          15
Gas . . . . . . . . . . . . . . .              482                          33
                                    ---------------              --------------
    Total   . . . . . . . . . . .            2,245                          48
                                    ===============              ==============

         ----------------
         (1) The number of oil and gas wells completed in more than one producing formation were 5 gross (1.2 net) wells at December 31, 1995.

     The decrease in gross and net producing wells from 1993 to 1994 was the result of the 1994 dispositions of certain domestic properties.

PRODUCING AND MARKETING ACTIVITIES

     The Company's United States oil and gas sales in 1995 aggregated $24.9 million, of which gas sales accounted for 83%. The following table is a summary of the Company's domestic production volumes expressed in Bbls and Mcfs, average sales prices and average production (lifting) costs for each of the three years ended December 31, 1995.

VOLUME PRODUCED                                                       1995          1994          1993
---------------                                                   -----------    ----------    ----------
Oil and Condensate (Bbl)  . . . . . . . . . . . . . . . .             244,000       229,000       263,000
Natural Gas (Mcf) . . . . . . . . . . . . . . . . . . . .          13,710,000     8,904,000     7,088,000

AVERAGE SALES PRICE
-------------------
Oil and Condensate per Bbl  . . . . . . . . . . . . . . .         $     17.20    $    15.65    $    17.11
Natural Gas per Mcf (1) . . . . . . . . . . . . . . . . .         $      1.51    $     1.86    $     2.11

AVERAGE LIFTING COSTS(2)
------------------------
Bbl equivalent  . . . . . . . . . . . . . . . . . . . . .         $      2.27    $     1.97    $     2.61
Mcf equivalent  . . . . . . . . . . . . . . . . . . . . .         $      0.38    $     0.33    $     0.44

     ------------------
     (1) Included in the 1993 gas revenues are pricing dispute settlement proceeds of approximately $660,000. The 1993 gas price excluding this settlement would have been $2.01 per Mcf.

     (2) For purposes of this computation, one barrel is considered equivalent to six Mcf, although actual oil to gas equivalent will vary based upon British Thermal Unit (BTU) content. Since the same field or well often produces both oil and gas, lifting costs per Bbl or Mcf represent the aggregate lifting costs per unit based on the foregoing equivalent.

     The Company's domestic natural gas production is marketed by USAgas through a combination of long-term and spot-market contracts. The ability of the Company to sell natural gas and the price obtained depends on numerous considerations, including contractual terms (such as "market-out" price reduction provisions and other provisions of long-term contracts), market conditions in general, curtailments by gas purchasers and transportation companies, the effects of government legislation and regulations on production, transportation tariffs and the proximity of wells to adequate transmission facilities. While gas curtailments and price reductions can affect earnings and cash flow, the ability to seek alternate markets is generally available.

     During 1995, the Company sold gas production from most of its properties to unaffiliated third parties for spot- market prices. The Company marketed the majority of its operated production of crude oil and condensate to Hydrocarbon Processing, Inc. and Sun Refining and Marketing Company, unaffiliated third parties. The price obtained for crude oil and condensate depends on various considerations, including the location, grade and quality of production and general market conditions in world oil markets. Crude oil and condensate are generally sold pursuant to short-term contracts. The Company generally sells such production at a premium over the posted price.

     Reference is made to the Supplementary Tables on Reserve Data and Oil and Gas Operations following the Notes to Consolidated Financial Statements for additional data relating to oil and gas producing activities in Item 8, herein.

ACREAGE

     The Company's current policy is to acquire acreage associated with specific prospects, thereby minimizing carrying costs and administrative expenses. Acreage in the United States in which the Company had an interest at December 31, 1995 is summarized in the table below.

                                                                           MINERAL AND ROYALTY
                                           WORKING INTEREST ACREAGE          INTEREST ACREAGE
                                           ------------------------      ----------------------
                                             GROSS           NET           GROSS          NET
                                           ---------      ---------      ---------     --------
PRODUCING OR DEVELOPED ACREAGE
Alabama . . . . . . . . . . . . . . . .       4,192         1,360          2,720          312
Alaska  . . . . . . . . . . . . . . . .        --            --            9,920          103
California  . . . . . . . . . . . . . .         152            13            779            7
Colorado  . . . . . . . . . . . . . . .         200            66            838           13
Kansas  . . . . . . . . . . . . . . . .        --            --            5,880           84
Louisiana . . . . . . . . . . . . . . .       1,040           353         17,448          904
Michigan  . . . . . . . . . . . . . . .         837           309           --           --
Mississippi . . . . . . . . . . . . . .         217            54          5,770          195
Montana . . . . . . . . . . . . . . . .         480            41           --           --
New Mexico  . . . . . . . . . . . . . .       2,500           855         45,364          552
North Dakota  . . . . . . . . . . . . .       2,244           279            360            1
Offshore (Gulf of Mexico) . . . . . . .      19,927         6,899           --           --
Oklahoma  . . . . . . . . . . . . . . .       2,319           359         83,553        3,431
Texas . . . . . . . . . . . . . . . . .      26,849         5,257         94,368        2,873
Utah  . . . . . . . . . . . . . . . . .         160            80          9,019          187
Wyoming . . . . . . . . . . . . . . . .       2,510         1,300          1,649           44
Other . . . . . . . . . . . . . . . . .         905            83            320            5
                                           ---------      --------      ---------     --------
    Total   . . . . . . . . . . . . . .      64,532        17,308        277,988        8,711
                                           =========      ========      =========     ========

UNDEVELOPED ACREAGE
Alabama . . . . . . . . . . . . . . . .       2,715           930         13,177        1,190
Alaska  . . . . . . . . . . . . . . . .        --            --            3,834           29
California  . . . . . . . . . . . . . .        --            --              528           30
Colorado  . . . . . . . . . . . . . . .      15,486        13,019         24,948        6,056
Kansas  . . . . . . . . . . . . . . . .         160            72         10,302          308
Louisiana . . . . . . . . . . . . . . .       1,530           597         14,713          223
Michigan  . . . . . . . . . . . . . . .         363           194          1,430          363
Mississippi . . . . . . . . . . . . . .         514           145         29,836          795
Montana . . . . . . . . . . . . . . . .         880            52          4,220          197
New Mexico  . . . . . . . . . . . . . .       4,370           642         16,733          676
North Dakota  . . . . . . . . . . . . .         786            15         38,316        2,582
Offshore (Gulf of Mexico) . . . . . . .      70,499        30,012          1,946           18
Oklahoma  . . . . . . . . . . . . . . .       1,198            56         60,185        3,446
Texas . . . . . . . . . . . . . . . . .      51,477        17,857         64,482        3,525
Utah  . . . . . . . . . . . . . . . . .        --            --           16,323          780
Wyoming . . . . . . . . . . . . . . . .       7,797         2,845          5,936           59
Other . . . . . . . . . . . . . . . . .         792            80          1,348           28
                                           ---------      --------      ---------     --------
    Total   . . . . . . . . . . . . . .     158,567        66,516        308,257       20,305
                                           =========      ========      =========     ========

RUSSIA

GENERAL

     Through its 90% owned subsidiary, Texneft, the Company has a net 45% interest in a joint venture in Russia with Tatneft, a Russian open joint stock company which operates the oil fields of Tatarstan, a republic which is part of the Russian Federation located west of the Ural Mountains and east of the Volga River. The joint venture, Tatex, which is owned 50% by Tatneft and 50% by Texneft, was registered with the Ministry of Finance of the former USSR on November 15, 1990 and is also registered with the governments of Russia, Tatarstan and the city of Almetyevsk. Under the terms of the joint venture and various supplemental agreements, the funding for the joint venture is supplied by Texneft and Tatneft through various credit agreements. In November 1994, the Company purchased an additional 10% of Texneft's common stock for approximately $.5 million increasing its ownership from 80% to 90%. An agreement between the minority shareholder of Texneft and the Company requires the Company to advance to Texneft sufficient cash to fund its administrative expenses and its contributions to Tatex. In turn, Texneft will make no distributions to its shareholders until the Company has been repaid a sum equal to the total of its advances to Texneft.

     The joint venture's activities currently include three projects: 1) vapor recovery, 2) the development and operation of the Onbysk field and 3) a new project, the development and operation of the Suncheleevsky and Demkinsky fields. A fourth project, well stimulation in and adjacent to the sizable Romashkino field is currently inactive. The vapor recovery project began operations in 1991. Tatex installed and operates vapor recovery facilities which recover stock tank vapors from Tatneft's production facilities located near the city of Almetyevsk. The recovered vapors are exchanged for export grade Volga-Ural crude oil, which is sold for hard currency on the international market. The vapor recovery activity at certain locations eliminates gas and associated liquids which would otherwise be flared and thus reduces the level of harmful pollutants; however, production has declined at certain tank farms such that of the twenty-two vapor units delivered, only 20 units were in service at the end of 1995 at 18 tank farms. Tatex received 774,000 barrels, 790,000 barrels and 573,000 barrels in exchange for recovered vapors during 1995, 1994 and 1993, respectively. Tatex expects to meet its government approved quota to export an average of 2,154 barrels of oil per day in 1996.

     In August 1993, Tatex signed a 20 year lease agreement with Zainskneft, an affiliate of Tatneft, pursuant to which Tatex assumed operations and development of the Onbysk field effective January 1, 1993. The lease agreement, which requires lease payments totaling 349 million rubles over the life of the lease, includes a provision that the equipment will become the sole property of Tatex at the end of the lease. Tatex prepaid the lease obligation in 1993 by making a one time payment of $295,000. In addition to the lease payments, the agreement provides for the delivery of Base Oil volumes to Zainskneft during the life of the lease. The Base Oil production has been defined as the expected production of the field were the previous operator to continue operations and equals a total of 725 barrels of oil per day during 1996 which is estimated to decline at a rate of 10% per year. Any oil incremental to this volume, defined as "Own Oil," is the property of Tatex and may be exported for hard currency.

     Tatex continued development drilling in the Onbysk field in 1995.
Fourteen directional wells, three horizontal wells and one dry exploratory test well were drilled by Texneft directed personnel. Production for 1995 before shrinkage and other losses totaled approximately 1,604,000 barrels of oil, of which approximately 291,000 barrels were classified as Base Oil and 1,313,000 barrels as Own Oil, from a total of 154 wells producing on December 31, 1995. Production for 1994 totaled approximately 1,075,000 barrels of oil, of which approximately 240,000 barrels were classified as Base Oil and 835,000 barrels as Own Oil, from a total of 139 wells producing on December 31, 1994. Production for 1993 totaled approximately 541,000 barrels, of which approximately 328,000 barrels were classified as Base Oil and 213,000 barrels as Own Oil, from a total of 114 wells producing on December 31, 1993. The aerial extent and multiple reservoirs present in the Onbysk field will require considerable future drilling. The pace of development of this field will depend upon results achieved, oil prices, available markets for the oil, pipeline capacity and applicable taxes and expenses.

     The Company's share of current proved reserves assigned to vapor recovery activities and to the Onbysk field based upon the year end price of $16.82 per barrel are 13.6 MBbl. The average price received during 1995, 1994 and 1993 was $15.11, $14.21 and $14.24 per barrel, respectively.

     Following receipt of the export tax exemption for 1995, Texneft examined several additional opportunities with Tatneft where previous exploration had identified reserves but development work remained to be undertaken. As a result, Tatex accepted its newest project, the right to develop an area located 110 km south west of Almetyevsk of some 33,000 acres which encompasses five identified accumulations within the already designated Suncheleevsky and Demkinsky fields. Located on these features are a total of eighteen cased wells which have tested oil and are considered candidates for re-entry and completion as potential producers. At present, there is no surface or downhole equipment in either field which would permit immediate production. The Suncheleevsky field is located approximately 15 km from the nearest crude processing/pipeline terminal. Shooting of 480 km of seismic began in the Suncheleevsky field in January 1996. Following interpretation of new and old seismic and the completion of a development plan, development drilling is likely to commence late in the last quarter of 1996 in the Suncheleevsky field. Independent reservoir engineers have assigned proved undeveloped reserves of 1.9 million barrels net to the Company under primary depletion based on a future drilling program limited at this time to thirty-two immediate offsets to eight existing wells in the Suncheleevsky field proper and based on an export tax rate of 10 European Currency Units ("ECUs") per ton. No reserves have been attributed at this time to the Demkinsky field as present drilling commitments allow only for drilling up the more accessible Suncheleevsky area as the first stage of development. A reserve evaluation of the Demkinsky field will be carried out as the second phase of the development is initiated.

     In January 1992, the Russian Federation imposed a tax of 30 ECUs per ton, currently approximately $5.16 per barrel, on crude oil exported from Russia. Effective January 1, 1995, the export tax for the first quarter of 1995 was set by Resolution 1446 at 23 ECUs per ton or approximately $4.00 per barrel. On February 28, 1995, Mr. V. Chernomyrdin, the Prime Minister of the Russian Federation, signed Government Order #282r whereby Tatex received an exemption from paying export tax on exported oil effective January 1, 1995. This exemption is subject to an annual review by the government and can be effective for no more than three years. The Company believes it has complied with the investment criteria which form the basis of the exemption for 1996. However, at the time of writing, Tatex had not received notification of exemption from the export tax for 1996, although seven joint ventures which also received the exemption for 1995 and which did so before Tatex, have all been exempted from export tax for 1996. Tatex paid export tax on 25,000 tons (approximately 182,700 barrels) at a rate of 20 ECUs per ton in January and February of 1996 on the expectation that these funds will be recouped upon receipt of the exemption.

     Tatex oil production through December 31, 1995 has been sold outside of the former USSR for hard currency via the Transneft operated Druzhba pipeline. Access to the Transneft pipeline system has been subject to minimal interruption since startup. Recent statements and actions by government ministries in connection with the liberalization of Russian crude export controls indicate that in the future, joint ventures may have to compete with Russian production associations for limited pipeline capacity to export markets.

     Article 25 of the Foreign Investment Law guarantees the right of joint ventures with a foreign equity interest of more than thirty percent to export their own production. Under Decree 209 issued on February 28, 1995 which confirmed priority export pipeline access to joint ventures exempted from export tax, Mintopenergo (the Ministry of Petroleum and Energy) sets the export quotas for the total oil available quarterly for joint ventures (typically 30 percent of production) not granted the export tax. Crude oil not exported from the Russian Federation is sold on the domestic market or exported to the "near-abroad" countries which formerly comprised the USSR for prices at approximately 70 percent of world market levels. Until the export tax exemption is officially granted Tatex it is impossible to forecast with accuracy the volume to be exported for world prices. For the purpose of reserve evaluation, for all cases an export tax rate of 10 ECUs was applied for the life of the project.

     The International Monetary Fund has made the complete removal of the export tax from all exporters by July 1, 1996 a precondition for granting of certain loans to the Russian government. Some Russian officials have indicated that in the event of the removal of the export tax, the excise tax and or a pipeline transportation tariff may be raised to compensate for lost tax revenues at that time. The excise tax was reintroduced in April 1995 and the joint venture is currently paying 50,000 rubles per ton or approximately $1.42 per barrel.

     Tatex's production is subject to an annual determination of Own Oil established by the Ministry of Fuel & Energy of the Russian Federation and certified by the Ministry of Economics as registered for export as follows for 1996: vapor recovery 4,739,738 barrels and Onbysk field development 8,851,643 barrels after deduction of future Base Oil amounts. The Company believes that the export quota levels set for 1996 are commensurate with the planned activities for the projects.

EXPLORATION AND DEVELOPMENT ACTIVITIES AND PRODUCING WELLS

     The Russian joint venture expended approximately $9.9 million, $9.1 million and $5.2 million in 1995, 1994 and 1993, respectively, for oil exploration and development in Russia. In 1995, the joint venture's activities were principally development drilling and oil production.

     The Company's 1996 capital expenditure budget includes approximately $11.7 million for Russian activities, of which approximately $11.5 million is intended for Onbysk field development. The majority of these budgeted expenditures are projected to be funded through cash flow generated from the joint venture.

     The Company's Russian oil and gas exploration and development drilling during the years indicated and the gross and net wells in which the Company had a working interest were as follows:

                               WELLS DRILLED (1)

                                         EXPLORATORY          DEVELOPMENT             TOTAL
                                      -----------------    ----------------    -----------------
                                       GROSS       NET      GROSS      NET      GROSS       NET
                                      -------     -----    -------    -----    ------      -----
1995
Oil . . . . . . . . . . . . . . . .     --         --         17       8.5        18         9
Gas . . . . . . . . . . . . . . . .     --         --        --        --        --         --
Dry . . . . . . . . . . . . . . . .      1         0.5       --        --        --         --
                                      -----------------    ----------------    -----------------
   Total  . . . . . . . . . . . . .      1         0.5        17       8.5        18         9
                                      =================    ================    =================

1994
Oil . . . . . . . . . . . . . . . .     --         --         19       9.5        19        9.5
Gas . . . . . . . . . . . . . . . .     --         --        --        --        --         --
Dry . . . . . . . . . . . . . . . .     --         --        --        --        --         --
                                      -----------------    ----------------    -----------------
   Total  . . . . . . . . . . . . .     --         --         19       9.5        19        9.5
                                      =================    ================    =================

1993
Oil . . . . . . . . . . . . . . . .     --         --         22        11        22        11
Gas . . . . . . . . . . . . . . . .     --         --        --        --        --         --
Dry . . . . . . . . . . . . . . . .     --         --        --        --        --         --
                                      -----------------    ----------------    -----------------
   Total  . . . . . . . . . . . . .     --         --         22        11        22        11
                                      =================    ================    =================

     ------------------
    (1) The term "gross" as used herein with respect to wells refers to the total number of wells in which the Company has any interest and "net" refers to the Company's interest in such wells.

    At December 31, 1995, the Russian joint venture had 4 gross (2 net) development wells awaiting completion; and 1 gross (0.5 net) development well was in the process of being drilled.

                PRODUCING WELLS AND WELLS CAPABLE OF PRODUCTION

                                                                GROSS PRODUCING      NET PRODUCING
                                                                ---------------      -------------
1995(1)
Oil . . . . . . . . . . . . . . . . . . . . . . . . . . .                  154                 77
Gas . . . . . . . . . . . . . . . . . . . . . . . . . . .                  --                 --
                                                                ---------------      -------------
   Total  . . . . . . . . . . . . . . . . . . . . . . . .                  154                 77
                                                                ===============      =============

1994
Oil . . . . . . . . . . . . . . . . . . . . . . . . . . .                  139                69.5
Gas . . . . . . . . . . . . . . . . . . . . . . . . . . .                  --                 --
                                                                ---------------      -------------
   Total  . . . . . . . . . . . . . . . . . . . . . . . .                  139                69.5
                                                                ===============      =============

1993
Oil . . . . . . . . . . . . . . . . . . . . . . . . . . .                  114                 57
Gas . . . . . . . . . . . . . . . . . . . . . . . . . . .                  --                 --
                                                                ---------------      -------------
   Total  . . . . . . . . . . . . . . . . . . . . . . . .                  114                 57
                                                                ===============      =============

    ----------------
    (1) The number of oil wells completed in more than one producing formation was 35 at December 31, 1995.

CERTAIN RISKS APPLICABLE TO OPERATIONS IN RUSSIA

    The Company's activities in Russia are subject to the usual risks associated with foreign operations, including political and economic uncertainties, risks of cancellation or unilateral modification of agreements, operating restrictions, currency repatriation restrictions, expropriation, export restrictions, the imposition of new taxes and the increase of existing taxes, inflation, foreign exchange fluctuations and other risks arising out of foreign government sovereignty over areas in which the operations are conducted. The Company has endeavored to protect itself against certain political and commercial risks inherent in the venture. There is no certainty that the steps taken by the Company will provide adequate protection.

IVORY COAST

GENERAL

     In May 1993, the Company acquired an interest in 335,320 gross acres in the CI-11 Production Sharing Contract ("PSC") approximately eight miles offshore Ivory Coast, West Africa. The Company acquired a 10% working interest in an area referred to as the "Special Area" and a 16% working interest in an area referred to as the "Remaining Area."

     During 1993, the Panthere 1 well was drilled in the Remaining Area to a total depth of 10,575 feet and tested gas and condensate at the rate of 34.8 Mmcf per day plus 675 Bbls per day on a 56/64 inch choke with a flowing tubing pressure of 1,909 pounds per square inch from 66 feet of perforations between 9,316 and 9,382 feet. The well was drilled in 264 feet of water and a production caisson was set over the well.

     During 1994, the Lion 1 well was drilled in the Special Area to test a separate structure. This well was directionally drilled to a total depth of 11,270 feet and encountered approximately 205 feet of log-indicated net hydrocarbon pay. Three intervals flowed a combined 23,700 barrels of 38 degree crude oil per day and 65 Mmcf of gas per day through choke sizes ranging from one inch to 7/8 inch. In November 1994, the B1-8X well, which was drilled by the previous operator, was re-entered, completed and tied back to the Lion caisson. The well tested a combined rate of 9,575 barrels of oil per day and 10 Mmcf of gas per day on a 3/4 inch choke from a total of 75 feet of perforations between 8,294 and 9,495 feet. The Lion A-2 well was spudded in December 1994, and during initial tests flowed 5,460 barrels of 37.1 degree crude oil per day and 4 Mmcf of gas per day on a one inch choke.

     On September 12, 1994, the government of the Ivory Coast granted the Company and its PSC partners an exclusive exploitation authorization covering a portion of the Special Area and a portion of the Remaining Area. This authorization allows the joint venture to proceed with development activities in the authorized area. In addition, the government has approved a gas development project and has signed with the Company and its PSC partners a gas sales contract for gas produced from the exploitation area. The contract calls for initial deliveries of 20 Mmcf per day which increases to 50 Mmcf per day in year two, with a maximum of 90 Mmcf per day. The gas will be sold at approximately $1.75 per Mcf with a cost escalator in the fifth year of the contract. The Company receives payment for gas sold under this contract in barrels of oil (assigned from the government's portion of production) which the Company sells on the open market.

     During 1995, the Company drilled four additional wells; the Lion B-1, Lion B-2, Lion B-3 and Panthere C-2 wells. All four wells were successfully completed and are producing, together with the Lion 1, Lion A-2, B1-8X and Panthere C-1 wells. Oil production commenced from the Lion field in April 1995 via an offshore loading facility. Gas and condensate production from the Panthere field commenced in October 1995 and is being sold via a gas pipeline from the field for purchasers in Abidjan. The field produced 3.2 million barrels of oil and 1.1 Bcf of gas during 1995.

     A second gas contract with the SIR Refinery located in Abidjan was signed in early 1996. The Company will receive payment for 60% of the gas sold under this contract in U.S. dollars and 40% in Ivorian francs.

     In April 1995, the Company signed a PSC for block CI-12 which lies adjacent to the west of block CI-11. The Company acquired a 16.67% working interest in the PSC which covers 524,845 acres. The Company has committed to drill one exploratory well in the initial two year exploratory period. The exploration rights may be extended for an additional four years by the assumption of additional drilling obligations.

     Future activity in the Ivory Coast includes exploratory drilling on additional prospects which have been identified on Blocks CI-11 and CI-12.

EXPLORATION AND DEVELOPMENT ACTIVITIES AND PRODUCING WELLS

     In 1995, 1994 and 1993, the Company's activities were principally in Block CI-11 offshore. The Company expended approximately $0.4 million, $3 million, and $4 million in 1995, 1994 and 1993, respectively, for oil and gas exploration activities in the Ivory Coast. In addition, the Company expended in 1995 and 1994 approximately $18.4 million and $2.6 million, respectively, for development activities. The Company's 1996 Ivory Coast budget is approximately $3.9 million, of which approximately $2.8 million is intended for developmental activities in Block CI-11.

     The Company's Ivory Coast oil and gas exploration and development drilling during the years indicated and the gross and net wells in which the Company had a working interest were as follows:

                              WELLS DRILLED (1)

                                                EXPLORATORY         DEVELOPMENT             TOTAL
                                            -----------------   ----------------    -----------------
                                             GROSS       NET     GROSS      NET      GROSS       NET
                                            -------     -----   -------    -----    ------      -----
1995
Oil . . . . . . . . . . . . . . . . . .         --        --         3      0.4         3        0.4
Gas . . . . . . . . . . . . . . . . . .         --        --         1      0.2         1        0.2
Dry . . . . . . . . . . . . . . . . . .         --        --        --       --        --         --
                                            -------     -----   -------    -----    ------      -----
   Total  . . . . . . . . . . . . . . .         --        --         4      0.6         4        0.6
                                            =======     =====   =======    =====    ======      =====
1994
Oil . . . . . . . . . . . . . . . . . .          1       0.1         1      0.1         2        0.2
Gas . . . . . . . . . . . . . . . . . .         --        --        --       --        --         --
Dry . . . . . . . . . . . . . . . . . .         --        --        --       --        --         --
                                            -------     -----   -------    -----    ------      -----
   Total  . . . . . . . . . . . . . . .          1       0.1         1      0.1         2        0.2
                                            =======     =====   =======    =====    ======      =====
1993
Oil . . . . . . . . . . . . . . . . . .         --        --        --       --        --        --
Gas . . . . . . . . . . . . . . . . . .          1       0.2        --       --         1        0.2
Dry . . . . . . . . . . . . . . . . . .         --        --        --       --        --         --
                                            -------     -----   -------    -----    ------      -----
   Total  . . . . . . . . . . . . . . .          1       0.2        --       --         1        0.2
                                            =======     =====   =======    =====    ======      =====

     ------------------
     (1) The term "gross" as used herein with respect to wells refers to the total number of wells in which the Company has any interest and "net" refers to the Company's interest in such wells.

     At December 31, 1995, the Company had no exploratory wells and no development wells awaiting completion; no exploratory wells and no development wells were in the process of being drilled.

               PRODUCING WELLS AND WELLS CAPABLE OF PRODUCTION

                                                           GROSS PRODUCING                 NET PRODUCING
                                                           ---------------                 -------------
1995(1)
Oil . . . . . . . . . . . . . . . . . . . . . . . . . .           6                             0.7
Gas . . . . . . . . . . . . . . . . . . . . . . . . . .           2                             0.3
                                                           ---------------                 -------------
    Total   . . . . . . . . . . . . . . . . . . . . . .           8                             1.0
                                                           ===============                 =============
1994
Oil . . . . . . . . . . . . . . . . . . . . . . . . . .           3                             0.3
Gas . . . . . . . . . . . . . . . . . . . . . . . . . .           1                             0.2
                                                           ---------------                 -------------
    Total   . . . . . . . . . . . . . . . . . . . . . .           4                             0.5
                                                           ===============                 =============

    ------------------
     (1) There were no oil or gas wells completed in more than one producing formation at December 31, 1995.

PRODUCTION SHARING CONTRACTS CI-11 AND CI-12

     Under the CI-11 PSC, the working interest partners pay 100% of capital and operating costs, and production is split between the Ivorian government and the working interest partners. Up to 40% of the oil and gas produced and sold from the contract area is available to the working interest partners to recover costs ("cost recovery petroleum"). Cost recovery petroleum forms a single unified pool for the entire area from which costs of all fields, zones, products and types may be recovered without differentiation, except that operating costs and financial costs are recovered prior to the recovery of any capital costs. Capital costs include exploration, development and other equipment and facilities costs. If during a calendar year any costs are not recovered by the working interest partners from that year's cost recovery petroleum, the unrecovered costs are carried forward to the next succeeding calendar year until full recovery of all costs or until the end of the contract. Any portion of cost recovery petroleum not used to recover costs will be split between the Ivorian government and the working interest partners in the same manner as remaining petroleum.

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

     The working interest partners' percentage of remaining petroleum ("remaining oil and remaining gas") is applied to increments of production based on the gross daily average of oil or gas production determined on a quarterly basis and varies with respect to the water depth location of the specific wellhead as follows:

                                                                  WORKING INTEREST PARTNERS' % OF REMAINING OIL
                                                               ---------------------------------------------------
       GROSS PRODUCTION                                            WATER DEPTHS                 WATER DEPTHS
    (BBLS OF OIL PER DAY)                                      LESS THAN 200 METERS        GREATER THAN 200 METERS
--------------------------------                               --------------------        -----------------------
Up to 10,000  . . . . . . . . . . . . . . . . . . . . . .               40%                          50%
10,001 to 20,000  . . . . . . . . . . . . . . . . . . . .               30%                          50%
20,001 to 25,000  . . . . . . . . . . . . . . . . . . . .               20%                          50%
25,001 to 30,000  . . . . . . . . . . . . . . . . . . . .               20%                          40%
30,001 to 50,000  . . . . . . . . . . . . . . . . . . . .               10%                          40%
Over 50,000 . . . . . . . . . . . . . . . . . . . . . . .               10%                          30%

                                                                  WORKING INTEREST PARTNERS' % OF REMAINING GAS
                                                               ---------------------------------------------------
       GROSS PRODUCTION                                            WATER DEPTHS                 WATER DEPTHS
     (MCF OF GAS PER DAY)                                      LESS THAN 200 METERS        GREATER THAN 200 METERS
--------------------------------                               --------------------        -----------------------
Up to 75,000  . . . . . . . . . . . . . . . . . . . . . .               40%                          50%
75,001 to 150,000 . . . . . . . . . . . . . . . . . . . .               30%                          50%
Over 150,000  . . . . . . . . . . . . . . . . . . . . . .               20%                          40%


     The terms and conditions of the CI-12 PSC are similar to those of CI-11. The working interest partners continue to pay 100% of the capital and operating costs and the oil and gas sold from the contract area is split 50% to cost recovery petroleum and 50% to remaining petroleum. All Ivorian government royalties and the working interest partners' Ivorian income taxes attributable to their share of Ivorian taxable income are included in the Ivorian government's share of remaining petroleum. The working interest partners' percentage of remaining petroleum for CI-12 is the same as stated above for CI-11.

RESERVES

     At December 31, 1995, gross proved oil and gas reserves for the CI-11 area were estimated to be 31 million barrels of oil and 224.1 million cubic feet of gas. The Company's net proved oil and gas reserves at December 31, 1995 were
6.5 million barrels of oil equivalent. The Company's share of proved reserve quantities includes an assumed dollar amount of estimated future production necessary to recover costs. Therefore, the amount of Company net reserves for a given amount of total CI-11 reserves varies with the assumed oil and gas prices. The Company's net reserves include its share of cost recovery petroleum, remaining petroleum and tax petroleum which are 3.7 million equivalent barrels, 2.1 million equivalent barrels, and 1.1 million equivalent barrels, respectively.

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

EGYPT

GENERAL

     In August 1994, the Company acquired a 25% working interest in the Qarun Concession Agreement ("QCA") located 45 miles southwest of Cairo, Egypt. The concession covers approximately 1.9 million acres. The Company together with its QCA partners were committed to drill at least one exploratory well in the initial three year exploratory period. The exploration rights may be extended up to an additional four years by the assumption of additional drilling obligations.

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

     On November 30, 1994, the El Sagha #2 was spudded at a location approximately 1.6 miles northwest of the El Sagha #1. This exploratory well had the same objectives (shallow and deep) as the first well and resulted in the second new field discovery (Qarun B). This well encountered, at the shallow objective, approximately 45 feet of net pay. The El Sagha #3X confirmed the commerciality of the Qarun A field, encountering 305 feet of net oil pay. The well tested 7,154 barrels of oil per day from the Bahariya formation and 4,803 barrels of oil per day from the Kharita formation.

     The Egyptian government approved the Qarun development program in August 1995. Additional development wells, Qarun 4X and Qarun 5X, were successfully completed in 1995. In November 1995, the Company announced the drilling of the Sakr well, an exploratory test well which found new accumulations and which tested at a rate of 405 barrels of oil per day.

     The Company is currently drilling additional development wells and building facilities and a pipeline for oil production which are to be completed by year end 1996. The development plan includes drilling 11 additional wells and building facilities with an initial production capacity of 40,000 barrels of oil per day and a 16 inch pipeline from the field to Dashour approximately 30 miles east of the field, where oil will be stored in two 350,000 barrel storage tanks. Oil will then be transferred and sold via the Sumed pipeline, an existing facility, with a capacity of 2 million barrels of oil per day. However, early oil production, via trucking, commenced on November 29, 1995 at the rate of approximately 4,000 barrels of oil per day. In addition to the development drilling activity and the facilities construction, a 3-D seismic survey over the Qarun field and a 2-D seismic program designed to identify additional exploratory locations were carried out during 1995.

     On August 13, 1995, the Qarun Production Company ("QPC") as required by the QCA was formed to operate the Qarun block. QPC is jointly owned by the QCA partners and EGPC (the Egyptian national oil company).

     In December 1995, the Company signed a Concession Agreement for the East Beni Suef ("EBSCA") block which lies adjacent to the south of the Qarun concession. The concession covers approximately 6.8 million acres and was awarded 100% to the Company. The Company has committed to drill one exploratory well in the initial three year exploratory period. The exploration rights may be extended for an additional six years by the assumption of additional drilling obligations. The EBSCA will be formally approved by the Egyptian government in 1996. The Company has farmed out fifty percent of the concession but will remain the operator.

     Also in December 1995, the Company was notified of its successful bid with its partner on the Darag block which is located in the northern portion of the Gulf of Suez. The Company will own a 50% interest in the 460,000 acre concession. The Darag Concession Agreement ("DCA") was signed in March, 1996 with formal approval by the Egyptian government anticipated in the second half of 1996. There are three existing wells in the northern portion of this concession, one of which tested at a rate of 2,500 barrels of oil per day. It is anticipated that additional seismic will be shot in the second half of 1996 with a well to be drilled in mid-1997.

EXPLORATION AND DEVELOPMENT ACTIVITIES AND PRODUCING WELLS

     The Company's Qarun concession oil and gas exploration and development drilling during the years indicated were as follows:

                              WELLS DRILLED (1)

                                                EXPLORATORY          DEVELOPMENT             TOTAL
                                             -----------------    -----------------     ----------------
                                              GROSS       NET      GROSS       NET       GROSS      NET
                                             -------     -----    -------     -----     -------    -----
1995
Oil . . . . . . . . . . . . . . . . . . .         2       0.5          4       1.0           6      1.5
Gas . . . . . . . . . . . . . . . . . . .        --        --         --        --          --       --
Dry . . . . . . . . . . . . . . . . . . .         1       0.3          1       0.3           2      0.6
                                             -------     -----    -------     -----     -------    -----
    Total   . . . . . . . . . . . . . . .         3       0.8          5       1.3           8      2.1
                                             =======     =====    =======     =====     =======    =====
1994
Oil . . . . . . . . . . . . . . . . . . .         2       0.5         --        --           2      0.5
Gas . . . . . . . . . . . . . . . . . . .        --        --         --        --          --       --
Dry . . . . . . . . . . . . . . . . . . .        --        --         --        --          --       --
                                             -------     -----    -------     -----     -------    -----
    Total   . . . . . . . . . . . . . . .         2       0.5         --        --           2      0.5
                                             =======     =====    =======     =====     =======    =====

     ------------------
     (1) The term "gross" as used herein with respect to wells refers to the total number of wells in which the Company has any interest and "net" refers to the Company's interest in such wells.

     At December 31, 1995, the Qarun concession had 2 (0.5 net) exploratory and 1 (0.3 net) development wells awaiting completion; and 2 (0.5) net development wells were in the process of being drilled.

               PRODUCING WELLS AND WELLS CAPABLE OF PRODUCTION

                                                         GROSS PRODUCING                 NET PRODUCING
                                                         ---------------                 -------------
1995 (1)
Oil . . . . . . . . . . . . . . . . . . . . . . .               5                             1.3
Gas . . . . . . . . . . . . . . . . . . . . . . .               -                              -
                                                         ---------------                 -------------
    Total . . . . . . . . . . . . . . . . . . . .               5                             1.3
                                                         ===============                 =============

     ------------------
     (1) There were no oil or gas wells completed in more than one producing formation at December 31, 1995.

QARUN CONCESSION AGREEMENT

     Under the QCA, the working interest partners pay 100% of capital and operating costs and the production is split between EGPC and the working interest partners. Up to 40% of the oil and gas produced and sold from the Qarun concession is available to the working interest partners to recover costs ("cost recovery petroleum"). Cost recovery petroleum forms a single unified pool for the entire concession from which costs of all fields, zones, products and types may be recovered without differentiation, except that operating costs are recovered prior to the recovery of any capital costs. Capital costs (which include exploration, development and other equipment and facilities costs) are amortized for recovery over five years while operating expenses are recoverable on a current basis. To the extent that costs eligible for recovery in any quarter exceed the amount of cost recovery petroleum produced and sold in that quarter, such costs are recoverable from cost recovery petroleum in future quarters with no limit on the ability to carry forward such costs. Any portion of cost recovery petroleum not used to recover costs goes to EGPC.

     The remaining 60% of oil and gas produced and sold ("remaining petroleum") is divided between EGPC and the working interest partners. All Egyptian government royalties and the working interest partners' Egyptian income taxes attributable to their share of Egyptian taxable income, determined in barrels ("tax petroleum"), are included in EGPC's share of remaining petroleum.

     The working interest partners' percentage of remaining petroleum ("remaining oil") is applied to increments of production based on the gross daily average of oil production determined on a quarterly basis as follows:

     GROSS PRODUCTION                            WORKING INTEREST PARTNERS'
   (BBLS OF OIL PER DAY)                             % OF REMAINING OIL
--------------------------                       --------------------------
Up to 5,000 . . . . . . . . . . . . . . . . . . .           30%
5,001 to 25,000 . . . . . . . . . . . . . . . . .           25%
25,001 to 50,000  . . . . . . . . . . . . . . . .           22%
Over 50,000 . . . . . . . . . . . . . . . . . . .           20%


    The working interest partners' percentage of the gas segment of remaining petroleum is 22%.

EAST BENI SUEF CONCESSION AGREEMENT

    Under the EBSCA, the working interest partners pay 100% of capital and operating costs and the production is split between EGPC and the working interest partners. Up to 40% of the oil and gas produced and sold from the East Beni Suef concession is available to the working interest partners as cost recovery petroleum. As with QCA, cost recovery petroleum forms a single unified pool for the entire concession from which costs of all fields, zones, products and types may be recovered without differentiation, except that operating costs are recovered prior to the recovery of any capital costs. Capital costs are amortized for recovery over four years while operating expenses are recoverable on a current basis. To the extent that costs eligible for recovery in any quarter exceed the amount of cost recovery petroleum produced and sold in that quarter, such costs are recoverable from cost recovery petroleum in future quarters with no limit on the ability to carry forward such costs. Any portion of cost recovery petroleum not used to recover costs is split between EGPC and working interest partners.

    The remaining petroleum is divided between EGPC and the working interest partners. All Egyptian government royalties and the working interest partners' Egyptian income taxes attributable to their share of Egyptian taxable income, determined in barrels, are included in EGPC's share of remaining petroleum.

     GROSS PRODUCTION                            WORKING INTEREST PARTNERS'
   (BBLS OF OIL PER DAY)                             % OF REMAINING OIL
----------------------------                     --------------------------
Up to 10,000  . . . . . . . . . . . . . . . . . . . .       30%
10,001 to 25,000  . . . . . . . . . . . . . . . . . .       25%
25,001 to 50,000  . . . . . . . . . . . . . . . . . .       22.5%
50,001 to 75,000  . . . . . . . . . . . . . . . . . .       20%
over 75,000 . . . . . . . . . . . . . . . . . . . . .       15%

    The working interest partners' percentage of the gas segment of remaining petroleum is 25%.

DARAG CONCESSION AGREEMENT

    Under the proposed DCA, the working interest partners pay 100% of capital and operating costs and the production is split between EGPC and the working interest partners. Up to 40% of the oil and gas produced and sold from the Darag concession is available to the working interest partners as cost recovery petroleum. As with QCA and EBSCA, cost recovery petroleum forms a single unified pool for the entire concession from which costs of all fields, zones, products and types may be recovered without differentiation, except that operating costs are recovered prior to the recovery of any capital costs. Capital costs are amortized for recovery over four years while operating expenses are recoverable on a current basis. To the extent that costs eligible for recovery in any quarter exceed the amount of cost recovery petroleum produced and sold in that quarter, such costs are recoverable from cost recovery petroleum in future quarters with no limit on the ability to carry forward such costs. Any portion of cost recovery petroleum not used to recover costs is split between EGPC and working interest partners.

    The remaining petroleum is divided between EGPC and the working interest partners. All Egyptian government royalties and the working interest partners' Egyptian income taxes attributable to their share of Egyptian taxable income, determined in barrels, are included in EGPC's share of remaining petroleum.

     GROSS PRODUCTION                            WORKING INTEREST PARTNERS'
   (BBLS OF OIL PER DAY)                             % OF REMAINING OIL
----------------------------                     --------------------------
Up to 5,000 . . . . . . . . . . . . . . . . . . . . .       30%
5,001 to 10,000 . . . . . . . . . . . . . . . . . . .       27%
10,001 to 25,000  . . . . . . . . . . . . . . . . . .       25%
25,001 to 50,000  . . . . . . . . . . . . . . . . . .       22%
50,001 to 75,000  . . . . . . . . . . . . . . . . . .       17.5%
75,001 to 100,000 . . . . . . . . . . . . . . . . . .       15%
over 100,000  . . . . . . . . . . . . . . . . . . . .       13%

    The working interest partners' percentage of the gas segment of remaining petroleum is 25%.

RESERVES

    At December 31, 1995, gross proved oil and gas reserves for the Qarun concession were estimated to be 53.2 million barrels of oil and 11.9 million cubic feet of gas. The Company's net proved oil and gas reserves at December 31, 1995 were 8.2 million barrels of oil equivalent. The Company's share of proved reserve quantities includes an assumed dollar amount of estimated future production necessary to recover costs. Therefore, the amount of Company net reserves for a given amount of total concession reserves varies with the assumed oil price. The Company's net reserves include its share of cost recovery petroleum, remaining petroleum and tax petroleum which are 4.6 million barrels, 2.2 million barrels and 1.4 million barrels, respectively.

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

    In 1995, the $12.4 million of revenues from the Company's interest in the IJV accounted for approximately 16% of the Company's revenues. Approximately 19% and 15% of the Company's 1994 and 1993 revenues, respectively, were contributed by the IJV.

    Under the PSC with Pertamina that was amended and extended in 1990 until August 7, 2018, the IJV is authorized to explore for, develop and produce petroleum reserves in an approximately 1.1 million acre area in East Kalimantan. In accordance with the requirements of the PSC, the IJV must relinquish 10% of the PSC area by August 7, 1998; 10% by December 31, 2000; 15% by December 31, 2002 and 15% by December 31, 2004. However, the IJV is not required to relinquish any of the PSC area in which oil or gas is held for production.

    Under the PSC, the IJV participants are entitled to recover cumulative operating and certain capital costs out of the crude oil, condensate and natural gas ("gas") produced each year, and to receive a share of the remaining crude oil and condensate production and a share of the remaining revenues from the sale of gas on an after Indonesian tax basis.

    The share of revenues from the sale of gas after cost recovery through August 7, 1998 will remain at 35% to the IJV after Indonesian income taxes and 65% to Pertamina. The split after August 7, 1998 will be 25% to the IJV after Indonesian income taxes and 75% to Pertamina for gas sales under the 1973 and 1981 LNG Sales Contracts, Korean Carryover Sales Contract and the seven 1986 liquefied petroleum gas sales contracts to the extent that the gas to fulfill these contracts is committed from the Badak or Nilam fields. After August 7, 1998, all other LNG sales contract revenues will be split 30% to the IJV after Indonesian income taxes and 70% to Pertamina.

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

    The IJV is also obligated to supply approximately 74 Mmcf per day of gas to three local fertilizer plants at a price of $1.00 per million British Thermal Units ("MMBTU") subject to a pipeline tariff. In addition, the IJV is required to supply approximately 5 Mmcf per day of gas to the Balikpapan refinery at a price of $1.49 per MMBTU. In 1994, Pertamina executed a twenty-year contract, commencing in November of 1997, for the sale of approximately 70 Mmcf per day of gas to a local methanol plant at a price not less than $1.25 per MMBTU for the first ten years.

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

PRODUCING AND MARKETING ACTIVITIES

    The following table sets forth total natural gas liquefied and sold as LNG, the Company's net share of such production, average sales prices (excluding transportation costs) and average production (lifting) costs for each of the three years ended December 31, 1995.

                                                           1995             1994           1993
                                                         ---------        ---------      ---------
Natural Gas Production for LNG (Mmcf)(1)  . . . . .        636,339          735,116        637,847
Company's net share of gas (Mmcf equivalency)(2)  .          3,933            4,473          3,769
Average Sales Price per Mcf(3)  . . . . . . . . . .      $    2.96        $    2.45      $    2.75
Average Production (Lifting) cost per Mcf(4)  . . .      $    0.20        $    0.12      $    0.13

     ----------------
     (1) Represents the volumes of LNG delivered and sold to purchasers, which is measured by its BTU content and, for purposes of this table, has been converted to Mmcf equivalents based on a ratio of approximately
          1.107 BTUs per Mmcf of gas. The total natural gas production includes production attributable to others.

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

     The majority of the revenue derived from the IJV results from gas produced, liquefied and sold as LNG. Gas subject to the PSC is liquefied at the LNG Plant and transported via special tankers pursuant to several sales contracts between Pertamina and its customers which principally consist of Japanese, Taiwanese and Korean utility and industrial companies. The following table sets forth information regarding the LNG Plant's share of the LNG sales contracts grouped together by the IJV's participating percentages in the sales contracts (each such group being referred to as a "package").

                                                                                         BASE LNG PRICE PER
                                                                    REMAINING LNG               MMBTU
                                                                        SALES         -------------------------
   PACKAGE AND EQUITY INTEREST                         TERM            VOLUMES         12/31/95       02/12/96
---------------------------------                  ------------    ---------------    ----------     ----------
                                                                   (TRILLION BTUS)
Package I - 97.9%
  1973 LNG Sales  . . . . . . . . . . . . . .      1977-1999                267       $  2.88        $ 3.03
Package II - 66.4%
  1981 LNG Sales Contract . . . . . . . . . .      1983-2003              1,238       $  2.87        $ 3.02
Package III A - 50%
  Korean Carryover Sales Contract . . . . . .      1986-2006                158       $  2.88        $ 3.03
Package III B - 29.6%
  Taiwan  . . . . . . . . . . . . . . . . . .      1990-2009              1,246       $  2.83        $ 2.98
  Toho  . . . . . . . . . . . . . . . . . . .      Various,                  12       $  2.88        $ 3.03
                                                   ranging from
                                                   1988 to 1997
  Additional 1981 Sales Contract Cargoes  . .      1990-2003                131       $  2.87        $ 3.02
Package IV - 27.2%
  Train F LNG Sales Contract  . . . . . . . .      1994-2013              2,151       $  2.71        $ 2.85
  Korea II LNG Sales Contract . . . . . . . .      1994-2014                980       $  2.73        $ 2.88
  Other LNG Sales Contracts . . . . . . . . .      1990-2015                654       $  2.73        $ 2.88
Package V - 21.6%
  1973 Sales Contract Extension . . . . . . .      2000-2009              4,638       $  --          $ --
  Korea Medium Term Sales . . . . . . . . . .      1995-1999                277       $  2.87        $ 3.02
  Taiwan Medium Term Sales  . . . . . . . . .      1998-1999                 46       $  --          $ --

     Pertamina and the IJV have executed additional sales packages. The equity sharing percentage for Packages VI and VII have not yet been determined. The 1981 Sales Contract Extension (Package VI) involves the sale of 941 trillion BTUs over a five-year period commencing in 2003. The 1973 Sales Contract Extension (Package VII) involves the sale of 436 trillion BTUs during 2010.

EXPLORATION ACTIVITIES

     The IJV has conducted extensive drilling activities on the island of East Kalimantan. From 1972 through December 31, 1995, the IJV drilled 557 wells in the area, 487 of which resulted in oil and/or gas condensate production. Two significant fields, Badak and Nilam, have been discovered. The following tables summarize drilling activity for each of the three years ended December 31, 1995.

                             EXPLORATORY DRILLING

                                                                           WELLS              NEW
  YEAR                                                                    DRILLED         DISCOVERIES         DRY HOLES
---------                                                                ---------       -------------       -----------
1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -                 -                  -
1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2                 1                  1
1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                3                 -                  3


                   DEVELOPMENT OR FIELD EXTENSION DRILLING

                                                    WELLS                               DUAL OIL &
  YEAR                                             DRILLED        GAS          OIL         GAS       DRY HOLES
--------                                          ---------      -----        -----    ------------ -----------
1995  . . . . . . . . . . . . . . . . . . .          16            7            2           7            -
1994  . . . . . . . . . . . . . . . . . . .          20           10            1           8            1
1993  . . . . . . . . . . . . . . . . . . .          31           25            1           3            2

     Of the 487 completed productive wells in the East Kalimantan contract area, 282 contain more than one completion in the same bore hole.

     Two wells were in progress at December 31, 1995. These include wells which were drilled but not completed at the end of 1995. None of the suspended or "in-progress" wells are included in the table above.

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

MALAYSIA

GENERAL

     In September 1992, the Company acquired a 10% net working interest in the SB-4 contract area offshore Sabah, Malaysia, covering 1,556,100 acres. In 1993, the Company exercised an option to increase its net working interest to 15% in the contract area. In 1995, the Company increased its working interest to 25% in the contract area.

     The initial well, Titik Terang #1, reached a total depth of 9,021 feet in October 1992 and was abandoned as a gas discovery after three tests flowed gas at a combined flow rate of approximately 46 Mmcf per day. The well encountered in excess of 250 feet of net gas pay.

     During 1993, the Nangka-1 well was drilled on a second structure to a total depth of 5,366 feet without successfully finding hydrocarbons. In November 1995, the Company drilled the Deluar well to a total depth of 5,151 feet. This well did not find commercial quantities of hydrocarbons, but extended the contract area by an additional three years.

     At this time neither the Company nor its joint venture partners have any additional plans for Malaysia. However, Petronas, the Malaysian state oil company, is building a new gas pipeline in the vicinity of the Company's field which will be used for transportation of natural gas from fields owned by Petronas to the island of Sabak for electrical power generation. If in the future the Company is able to obtain a gas sales contract, it would trigger the development of Titik Terang field and the associated cost recovery process. Under this process, expenditures already incurred together with future exploratory and development costs would be recovered from hydrocarbon sales.

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

     In April 1993, the Company signed a farm-out agreement with Tatneft whereby Tatneft would conduct certain activities in the permit areas during 1993 to earn the right to drill two exploratory wells in 1994. The first phase of the farm-out agreement was fulfilled during the last quarter of 1993 when Tatneft successfully completed a 195 kilometer seismic survey. In the second phase, Tatneft agreed to drill at least one exploratory well during 1994 and to consider drilling a second well. The first well, Sobutepe #1, was spudded on August 21, 1994. The well was temporarily suspended at approximately 9,350 feet.

     Tatneft has informed the Company that it does not intend to drill the second exploratory well and it does not intend to re-enter the first well. At this time, the Company has no additional activities planned for these permits and is in the process of relinquishing its remaining acreage in Turkey.

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


                              PIPELINE OPERATIONS

GENERAL

     The Company's pipeline operations are conducted through its 100% owned subsidiary USAgas Pipeline, Inc. ("USAgas"). USAgas is engaged in the operation and development of natural gas gathering systems, natural gas processing and treating plants and the marketing and transportation of natural gas for the Company and its joint interest partners. USAgas purchases and takes title to gas at the wellhead, processing plants or other points of receipt and sells such gas to major pipelines, industrial and institutional users, local gas distribution companies and electric utilities.

     USAgas' pipeline operating assets are as follows:

                                                                                      CAPACITY
                                                                                 ------------------
Natural Gas Processing Plant  . . . . . . . . . . . . . . . . . . . . . . . .    20,000 gallons/day
Natural Gas Treating Plant  . . . . . . . . . . . . . . . . . . . . . . . . .        10,000 Mcf/day
Gathering Systems (14 systems)  . . . . . . . . . . . . . . . . . . . . . . .       250,000 Mcf/day

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

NATURAL GAS PROCESSING

      USAgas' natural gas processing plant located in McLeod, Texas extracts natural gas liquids (ethane, propane, butane and natural gasoline, collectively), ("NGLs") from natural gas supplied by producers located on two
gathering systems.  After processing, the residue natural gas is sold.   The
processing contracts provide that USAgas receives, as its fee for the gathering, processing, treating and compressing of the natural gas, a portion of the proceeds from the sale of the extracted NGLs and a portion of the proceeds from the sale of the residue gas. USAgas sells the extracted NGLs and residue gas on the open market. The profitability of such plants depends directly upon the volumes and sales prices of the extracted NGLs and residue gas.

NATURAL GAS TREATING

      USAgas also owns a natural gas treating plant located in McLeod, Texas. Natural gas treating operations involve removing impurities from natural gas to make it marketable. This service is generally performed for purchasers or producers located on the gathering systems. USAgas' facility removes acid gas components, such as carbon dioxide, and inert gases, such as nitrogen, from the natural gas delivered to the facility. These services are performed under long-term contracts for a fee per unit of natural gas treated. The Company has temporarily shut down operations of the nitrogen rejection unit at its McLeod plant because of insufficient quantities of nitrogen-laden natural gas. The Company is not certain when or if sufficient quantities of nitrogen-laden natural gas will be available to resume operations of this unit.

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

                                OTHER OPERATIONS

INVESTMENT PROPERTIES INTERNATIONAL LIMITED

     The Company owns a 47% equity interest in Investment Properties International Limited ("IPI"), a real estate investment company now in liquidation under the supervision of a liquidator appointed by the Supreme Court of Ontario. The principal asset of IPI is 89% of the equity interest in Property Resources Limited ("PRL"), a Bahamian real estate investment company. The Board of PRL has undertaken to liquidate PRL and has made seven distributions to its shareholders of proceeds received from the disposition of its assets. The Company has received approximately $79.3 million in liquidating distributions since 1979. The estimated net realizable assets of IPI and PRL are subject to liquidators' fees and to certain other claims which could reduce the amount of any potential future distributions. Definitive information as to the remaining net realizable assets of IPI is not readily available. However, based upon the limited information available, the Company believes that the majority of the assets have been liquidated. The Company received distributions of $1.5 million and $1.3 million during 1995 and 1993, respectively. The Company received no distribution from IPI during 1994. At December 31, 1995 and 1994, the Company had no costs recorded related to this investment.

ARGENTINA

     The Company owns overriding royalty interests in approximately 1,268,100 gross acres in the northwest basin of Argentina. The properties are comprised of the Santa Victoria exploration permit and the Ipaguazu concession, covering 1,114,900 acres in which the Company has a 1.5 percent overriding royalty, and the El Chivil and Surubi concessions, covering 153,300 acres in which the Company has a 1.5 percent overriding royalty. During the fourth quarter of 1995, the Nacatimbay 1001 well was drilled and tested from two intervals at a combined rate of 34.9 Mmcf of gas per day and 2,279 barrels of condensate per day. The well is located in the Santa Victoria concession and the Company continues to monitor the activity in this area.

ARCTIC ISLANDS INTEREST

     The Company has interests in thirteen "Significant Discovery Areas" ("SDAs") representing 752,293 gross (33,364 net) acres in the Queen Elizabeth Islands. These SDAs are Hecla, Whitefish, Cisco, Drake, Char, Balaena, Cape MacMillan, MacLean, Skate, Jackson Bay, Kristoffer Bay, Cape Allison and Sculpin. In the current economic environment, oil and gas prices are not sufficient to generate positive cash flows from the production of oil and gas from any of the aforementioned SDAs. Additionally, certain environmental and engineering questions must also be resolved and transportation facilities for Arctic oil and gas must be developed. Development of the region may also be slowed by reduced demand, uncertain price structures and the Canadian government's policies regarding the export of natural resources. The Company cannot predict when or if its Arctic interest may be developed. At December 31, 1995 and 1994, the Company had no costs recorded related to this investment.

NORTH COOK INLET

     The Company has a 1% override in 9,620 acres in the North Cook Inlet area of Alaska. Test rates announced for certain wells drilled during 1993 indicate the presence of a potentially significant oil field. The Company continues to monitor the activity in this area.

FOREIGN ACREAGE

     The Company's acreage in areas outside the United States as of December 31, 1995 is summarized in the tables below.

UNDEVELOPED ACREAGE
                                        WORKING INTEREST ACREAGE          ROYALTY INTEREST ACREAGE
                                      ----------------------------      ----------------------------
                                          GROSS            NET             GROSS              NET
                                      ------------     -----------      -----------         --------
AREA:
Arctic Islands. . . . . . . . . . . .     752,293          33,364              --               --
Argentina . . . . . . . . . . . . . .         --              --         1,268,100           19,022
Australia . . . . . . . . . . . . . .         --              --         1,055,117            1,328
Egypt . . . . . . . . . . . . . . . .   9,159,806       7,519,823              --               --
Indonesia . . . . . . . . . . . . . .   1,156,780          19,827              --               --
Ivory Coast   . . . . . . . . . . . .     765,369          59,755              --               --
Malaysia  . . . . . . . . . . . . . .   1,556,100         233,415              --               --
Russia  . . . . . . . . . . . . . . .      12,107           6,053              --               --
Turkey  . . . . . . . . . . . . . . .     977,009         216,017              --               --
                                      ------------     -----------      -----------         --------
          Total . . . . . . . . . . .  14,379,464       8,088,254        2,323,217           20,350
                                      ============     ===========      ===========         ========

PRODUCING OR DEVELOPED ACREAGE

AREA:
Argentina . . . . . . . . . . . . . .         --              --               479                7
Australia . . . . . . . . . . . . . .         --              --            87,866               77
Egypt . . . . . . . . . . . . . . . .      19,760           4,940              --               --
Indonesia . . . . . . . . . . . . . .      97,000           1,663              --               --
Ivory Coast . . . . . . . . . . . . .     765,369         118,765              --               --
Russia  . . . . . . . . . . . . . . .      12,630           6,315              --               --
                                      ------------     -----------      -----------         --------
          Total . . . . . . . . . . .     894,759         131,683           88,345               84
                                      ============     ===========      ===========         ========


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

     Transportation and sales for resale of gas in interstate commerce by intrastate pipelines are regulated by FERC pursuant to NGPA Section 311.
Section 311 permits intrastate companies under certain circumstances to sell gas to, transport gas for, or have gas transported by interstate pipeline companies without being regulated as interstate pipelines under the NGA. In 1991, FERC issued regulations (Order 555) regarding new pipeline construction, including construction performed by intrastate pipelines of facilities for use for transportation pursuant to Section 311. The regulations impose certain reporting and environmental requirements that could affect new pipeline construction the Company may undertake. While FERC has withdrawn these rules with respect to interstate pipelines, the reporting and environmental requirements still apply to intrastate pipelines.

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

Specifically, Order 636 includes several procedures to increase competition in the industry, including: (i) the issuance of blanket sales certificates to interstate pipelines for unbundled services; (ii) the continuation of pregranted abandonment of previously committed pipeline sales and transportation services, essentially freeing up unused pipeline capacity and clearing the way for excess transportation capacity to be reallocated to the marketplace; (iii) requiring that firm and interruptible transportation services be provided by the pipelines to all parties on a comparable basis; and
(iv) generally requiring that pipelines derive transportation rates using a straight fixed variable ("SFV") rate method, which places all fixed costs in a fixed demand charge. The specific details of each interstate pipeline's restructuring plan were to be resolved in restructuring compliance filings and through settlement conferences held between each interstate pipeline and all interested parties. In many instances, Order 636 has substantially reduced or brought to an end interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services.

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

     In July 1994, the FERC eliminated a regulation that had rendered virtually all sales of natural gas by pipeline affiliates, such as the Company's, to be deregulated first sales. As a result, only sales by the Company of its own production now qualify for this status. All other interstate sales for resale of gas by the Company, such as those of gas purchased from third parties, are now jurisdictional sales subject to a NGA certificate. The Company does not anticipate this change will have any significant current adverse effects in light of the flexible terms and conditions of the existing blanket certificate. Such sales are subject to the future possibility of greater federal oversight; however, including the possibility the FERC might prospectively impose more restrictive conditions on such sales.

     The FERC has announced its intention to re-examine certain of its transportation-related policies, including the appropriate manner in which interstate pipelines release transportation capacity under Order 636, and the use of market-based rates for interstate gas transmission. While any resulting FERC action would affect the Company only indirectly, the FERC's current rules and policy statements may have the effect of enhancing competition in natural gas markets by, among other things, encouraging non-producer natural gas marketers to engage in certain purchase and sale transactions. The Company cannot predict what action the FERC will take on these matters, nor can it accurately predict whether the FERC's actions will achieve the goal of increasing competition in markets in which the Company's natural gas is sold. However, the Company does not believe that the effect on the Company of any such action will be materially different from the effect on other natural gas producers and marketers with which the Company competes.

     Recently, the FERC issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. While this policy statement affects the Company only indirectly, in its present form, the new policy should enhance competition in natural gas markets and facilitate construction of gas supply laterals. However, requests for rehearing of this policy statement are currently pending. The Company cannot predict what action the FERC will take on these requests.

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

     Regulation of natural gas gathering activities is primarily a matter of state oversight. While some states provide for the rate regulation of pipelines engaged in the intrastate transportation of natural gas, such regulation has not generally been applied against gatherers of natural gas. State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, non-discriminatory take requirements. Natural gas gathering may receive greater regulatory scrutiny at the federal and state levels as the pipeline restructuring under Order 636 is completed. For example, in 1995, the State of Oklahoma enacted legislation that requires provision of open access, non-discriminatory gathering service and a prohibition against discriminatory gathering rates. Commencing in May 1994, FERC issued a series of orders in individual cases that delineate its gathering policy. Among other matters, FERC slightly narrowed its statutory tests for establishing gathering status and reaffirmed that, except in situations in which the gatherer acts in concert with an interstate pipeline affiliate to frustrate FERC's transportation policies, it does not have jurisdiction over gathering facilities and services and that such facilities and services are properly regulated by state authorities. This FERC action may further encourage regulatory scrutiny of natural gas gathering by state agencies. In addition, FERC has approved several transfers by interstate pipelines of gathering facilities to unregulated, independent or affiliated gathering companies. This could increase competition among gatherers in the affected areas. Certain FERC orders delineating its new gathering policy are subject to pending court appeals. The Company's operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services.

     Regulation of gathering and transportation activities in Louisiana and Texas includes various transportation, safety, environmental and non-discriminatory purchase and transport requirements. Most of the Company's intrastate transportation operations occur within the State of Texas. Intrastate pipeline rates excluding rates for city-gate sales for resale are presumed by the Railroad Commission of Texas ("RRC") to be just and reasonable where: (i) neither the company nor the customer had an unfair advantage during negotiations, (ii) the rates are substantially the same as rates for similar service, or (iii) competition does or did exist for the market with another supplier of natural gas or an alternative form of energy.

     Operations conducted by the Company on federal oil and gas leases must comply with numerous regulatory restrictions, including various non-discrimination statutes. Additionally, certain operations must be conducted pursuant to appropriate permits issued by the Bureau of Land Management and the Minerals Management Service ("MMS") of the Department of Interior, and, in regard to certain federal leases, with prior approval of drill site locations by the Environmental Protection Agency.

     As required by the Energy Policy Act of 1992, in October 1993 the FERC adopted a proposal to simplify the manner in which oil pipeline rates are set, which, effective as of January 1, 1995, allows or requires pipelines to index such rates to inflation, subject to certain conditions and limitations. The FERC's decision in this matter is currently the subject of various petitions for judicial review. It is difficult to predict at this time what effect the new rules might have on the cost of moving the Company's oil, condensate, and other liquid products to market, but the new rules may have the effect of increasing the cost of such transportation.

     The Outer Continental Shelf Lands Act ("OCSLA") requires that all pipelines operating on or across the Outer Continental Shelf ("OCS") provide open-access, non-discriminatory service. Although the FERC has opted not to impose the regulations of Order No. 509, in which the FERC implemented the OCSLA, on gatherers and other non-jurisdictional entities, the FERC has retained the authority to exercise jurisdiction over those entities if necessary to permit non-discriminatory access to service on the OCS.

     Certain operations the Company conducts are on federal oil and gas leases, which the MMS administers. The MMS issues such leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS proposed additional safety-related regulations concerning the design and operating procedures for OCS production platforms and pipelines. These proposed regulations were withdrawn pending further discussions among interested federal agencies. The MMS also has regulations restricting the flaring or venting of natural gas, and has recently proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that the Company can continue to obtain bonds or other surety in all cases.

     The MMS has recently issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of natural gas produced from federal leases. The principle feature in the amendments, as proposed, would establish an alternative market-index based method to calculate royalties on certain natural gas production sold to affiliates or pursuant to non-arm's-length sales contracts. The MMS has proposed this rulemaking to facilitate royalty valuation in light of changes in the gas marketing environment. The Company cannot predict what action the MMS will take on these matters, nor can it predict at this stage of the rulemaking proceeding how the Company might be affected by amendments to the regulations.

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

     Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the public health and the environment, may affect the Company's operations, expenses and costs. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may impact the environment, such as emissions of pollutants, generation and disposal of wastes, and use and handling of chemical substances. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for the Company and other similar businesses throughout the United States, and it is possible that the costs of compliance with environmental laws and regulations will continue to increase. In particular, Congress has considered including provisions in the reauthorization of the Federal Resource Conservation and Recovery Act ("RCRA"), the principal statute governing the disposal of solid and hazardous wastes, that would repeal the statutory exemption that classifies oil and gas exploration and production wastes as non-hazardous. Such amendments, if adopted, could result in substantial ongoing management and remedial obligations with respect to such wastes being imposed on domestic oil and gas producers, including the Company. State initiatives to regulate further the disposal of oil and gas wastes are also pending in certain states, including states in which the Company has operations, and these initiatives could have a similar impact on the Company. For instance, pursuant to Texas State Senate Bill 1103, the RRC recently promulgated additional rules for the management and disposal of certain oil and
gas waste, which will become effective on April 1, 1996.   In addition, the
Company is subject to laws and regulations concerning occupational health and safety. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental or occupational health and safety laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

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

     The OPA also imposes ongoing requirements on a responsible party, including proof of $150 million in financial responsibility for offshore facility lessees or permittees to cover at least some costs in a potential spill. On August 25,

1993, the MMS, which administers federal oil and gas leases, published an advance notice of its intention to adopt a rule under the OPA to implement the offshore facility financial responsibility requirement. Under the proposed rule, financial responsibility could be established through insurance, guaranty, indemnity, surety bond, letter of credit, qualification as a self-insurer or a combination thereof. There is some question as to whether insurance companies or underwriters would be willing to provide coverage under the OPA because the statute provides for direct lawsuits against insurers who provide financial responsibility coverage, and most insurers have strongly protested this requirement. Because of the negative comments submitted to the advanced rulemaking notice, the MMS has not yet proposed a financial responsibility rule under the OPA. Furthermore, the MMS is not expected to propose the financial responsibility rule until Congress has had an opportunity to reevaluate the $150 million financial responsibility requirement in the OPA. Both the United States House of Representatives and Senate have passed bills that would lower the OPA financial responsibility requirements for offshore facilities to $35 million, the amount currently required under the OCSLA. Differences between the two bills are being resolved in conference committee, and the OPA financial responsibility requirements for offshore facilities may be reduced sometime in 1996.

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

     The exploration, development, and production of crude oil and natural gas are also subject to such operating risks as fires, blowouts, pollution and other hazards. In many cases, insurance for such risks is unavailable or prohibitively expensive, and the occurrence of certain uninsured hazards could have a material adverse effect on the Company's financial position and operating results.

EMPLOYEES

     As of March 1, 1996, the Company had a total of 88 full-time U.S. employees which included 19 employees of the Company's wholly-owned subsidiary, USAgas. In addition, outside consultants and specialists are sometimes utilized in gathering and analyzing technical data, lease acquisitions, operating activities, and field supervision.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has pending litigation incidental to its operations. Management believes that none of the litigation is expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The high and low sales prices for the common stock of the Company for each quarter of the two years ended December 31, 1995, in the United States on the New York Stock Exchange (under the symbol "GNR"), were as follows:

                                                 1995 MARKET PRICE          1994 MARKET PRICE
                                             ------------------------    -----------------------
QUARTER ENDED                                   HIGH           LOW         HIGH           LOW
-------------                                ----------     ---------    ---------     ---------
March 31  . . . . . . . . . . . . . . . . . . $  8.750       $ 7.000      $ 8.375       $ 6.750
June 30 . . . . . . . . . . . . . . . . . . . $ 12.375       $ 7.500      $ 7.875       $ 6.375
September 30  . . . . . . . . . . . . . . . . $ 11.750       $ 9.000      $ 8.125       $ 7.125
December 31 . . . . . . . . . . . . . . . . . $ 10.625       $ 9.375      $ 9.625       $ 6.625


     As of March 1, 1996, the Company had 2,492 shareholders of record. The Company has never paid cash dividends and does not expect to pay cash dividends in the near future.

     As of December 31, 1995 and March 1, 1996, the Company held 3,887,513 of its own shares in treasury.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE YEAR DATA

     Selected financial data for the Company on a consolidated basis is presented below.

                                              1995           1994          1993          1992          1991
                                           ----------     ----------    ----------    ----------    ----------
                                                     (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues  . . . . . . . . . . . . . . .    $  78,457      $  62,943     $  75,084     $  57,506     $  60,194
Exploration expense . . . . . . . . . .       11,768         19,325         6,946         6,522        11,925
Net income (loss) . . . . . . . . . . .       (6,307)        (8,253)        4,487        (2,846)      (39,105)
Net income (loss) per share(1)  . . . .         (.21)          (.28)          .16          (.12)        (1.66)
Cash provided by operating activities(2)      54,751         38,189        19,531         6,713        15,071
IPI distributions . . . . . . . . . . .        1,520          --            1,267         --            3,040
Additions to properties and equipment .       58,754         52,301        25,852         7,873        24,649
Standardized measure of discounted
     future net cash flows relating to
     proved oil and gas reserves  . . .      229,046        142,615       109,202        93,955        97,075
Total assets  . . . . . . . . . . . . .      160,329        154,500       161,931       131,511       140,177
Non-current redeemable bearer shares(3)       16,591         17,467        18,375         --            --
Shareholders' equity(4) . . . . . . . .      102,226        107,756       120,376       114,653       118,156
Long-term portion of debt . . . . . . .       11,764          1,275         --               55           234
Working capital . . . . . . . . . . . .        5,263         26,299        61,689        42,467        35,276
Weighted average common shares
     outstanding  . . . . . . . . . . .       29,497         29,661        28,361        23,593        23,515

(1)  Net income on a fully diluted basis for 1993 was $.15 per share.
(2) To be read in the context of the Consolidated Statements of Cash Flows included in Item 8 herein.
(3) See Note 3 to Consolidated Financial Statements for discussion of redeemable bearer shares.
(4) See Note 5 to Consolidated Financial Statements for discussion of convertible preferred shares.

INTERIM FINANCIAL DATA (UNAUDITED)

     The following is a condensed summary of the results of operations for the calendar quarters of 1995 and 1994.

                                                                         1995 QUARTER ENDED
                                                       ------------------------------------------------------
                                                        MARCH 31       JUNE 30      SEPT. 30        DEC. 31
                                                       ----------     ----------   ----------      ----------
                                                          (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues  . . . . . . . . . . . . . . . . . . . .      $  18,721      $  17,877    $  18,654       $  23,205
Income (loss) from operations . . . . . . . . . .          1,363         (2,107)         946            (463)
Net income (loss) . . . . . . . . . . . . . . . .           (734)        (3,923)       1,158          (2,808)
Net income (loss) per share . . . . . . . . . . .           (.02)          (.13)         .04            (.10)

     During the first, second, third and fourth quarters of 1995, the Company incurred exploration expenditures of approximately $2.9 million, $4.1 million, $2.6 million and $2.2 million, respectively. Included in these expenditures were dry hole costs for unsuccessful exploratory wells of $1.2 million, $2.7 million, $1.2 million and $0.9 million, respectively. Included in the third quarter of 1995 was a $1.5 million distribution from IPI. Included in the fourth quarter of 1995 was a $4.5 million non-cash impairment of long-lived assets resulting from the Company's adoption during that quarter of Statement No. 121.

                                                                          1994 QUARTER ENDED
                                                       ------------------------------------------------------
                                                        MARCH 31       JUNE 30      SEPT. 30        DEC. 31
                                                       ----------     ----------   ----------      ----------
                                                          (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues  . . . . . . . . . . . . . . . . . . . . .    $  16,054      $  13,450    $  16,565       $  16,874
Income (loss) from operations . . . . . . . . . . .        3,110         (3,568)        (706)         (2,015)
Net income (loss) . . . . . . . . . . . . . . . . .        2,065         (4,376)      (2,415)         (3,527)
Net income (loss) per share . . . . . . . . . . . .          .07           (.15)        (.08)           (.12)

     During the first, second, third and fourth quarters of 1994, the Company incurred exploration expenditures of $1.7 million, $6.4 million, $4.8 million and $6.4 million, respectively. Included in these expenditures were dry hole costs for unsuccessful exploratory wells of $0.2 million, $4.6 million, $2.5 million and $3.9 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     During 1995, 1994 and 1993 the Company's worldwide oil and gas production increased approximately 1.3 Mmbls (38%), .9 Mmbls (36%), and .3 Mmbls (12%) of oil equivalent, respectively. During these same periods, the Company's worldwide oil and gas reserve base increased approximately 9.3 Mmbls (19%),
14.7 Mmbls (44%), and 7.2 Mmbls (27%) of oil equivalent, respectively. During 1995 and 1994, the Company increased the future discounted net values before tax effects as compared to the previous period by $133.8 million (67%) and $54.1 million (37%), respectively. At the same time, the Company increased the future discounted net value after tax effects as compared to the previous period by $86.4 million (61%) and $33.4 million (31%), respectively. These increases are primarily the result of the Company's exploration and development efforts undertaken during these years.

     The Company's reserve replacement ratio, inclusive of revisions of previous estimates and purchases of reserves in place, and based on net equivalent barrels, from exploration and development activities for 1995, 1994 and 1993 was 301%, 587% and 403%, respectively. The reserve replacement ratio for 1995 was the result of the Company's 1995 domestic and international drilling programs combined with positive revisions to previous estimates and the addition of proved reserves from the Suncheleevsky field in Russia. The reserve replacement ratio for 1994 was the result of the Company's 1994 drilling program, primarily international, and positive revisions to previous estimates. The reserve replacement ratio for 1993 was the result of the Company's 1993 drilling program, primarily domestic, and positive revisions to previous reserve estimates, primarily associated with the Company's Taylor Lake and San Juan properties.

     In 1995, 1994 and 1993, the Company generated $54.8 million, $38.2 million and $19.5 million, respectively, in cash from operating activities. The Company's expenditures for exploration and development activities in 1995, 1994 and 1993 were $56.3 million, $49.0 million and $22.1 million, respectively. In 1995 and 1994, the Company's expenditures for the acquisition of producing properties were $3.2 million and $3.8 million, respectively. In 1993, the

Company acquired no producing properties. The Company currently anticipates expending approximately $51.4 million in 1996 for exploration and development activities. Of this amount, domestic exploration and development expenditures are projected to be approximately $14.3 million and international exploration and development activities are projected to be approximately $37.1 million.

RESULTS OF OPERATIONS

     In 1995, the Company recorded a net loss of $6.3 million ($.21 per share) compared to a net loss of $8.3 million ($.28 per share) in 1994 and net income of $4.5 million ($.16 per share) in 1993. The net loss for 1995 includes a $4.5 million non-cash impairment of long-lived assets that resulted from the Company's adoption of Statement of Financial Accounting Standards ("Statement") No. 121 in the fourth quarter of 1995. The 1995 net loss also includes $11.8 million in exploration expenses. During 1994 and 1993, exploration expenses were $19.3 million and $6.9 million, respectively. Included in exploration expenditures were dry hole costs of $6 million, $11.2 million and $1.9 million in 1995, 1994 and 1993, respectively. The net loss for 1995 includes a $1.5 million distribution from Investment Properties International Limited ("IPI"). No such distribution was received during 1994. The net income for 1993 includes a $1.3 million distribution from IPI and a $2.3 million net gain on the sale of producing properties and other assets.

  Oil and Gas

     In 1995, 1994 and 1993, worldwide oil and gas production accounted for $58.1 million (74%), $43.8 million (70%) and $35.7 million (48%) of the
Company's operating revenues, respectively. Domestic oil and gas operations accounted for $24.9 million (32%), $20.1 million (32%) and $19.3 million (26%) of the Company's operating revenues during the same periods. Indonesian oil and gas operations accounted for $12.4 million (16%), $11.7 million (19%) and $11.3 million (15%) of the Company's operating revenues in 1995, 1994 and 1993, respectively. Russian oil and gas operations accounted for $16 million (20%), $12 million (19%) and $4.6 million (6%) of the Company's operating revenues in 1995, 1994 and 1993, respectively.

     Worldwide oil and gas revenues increased approximately $14.3 million (33%) from 1994 to 1995. Russian revenues increased $4.1 million (34%) during 1995, primarily as the result of increased oil production from the Onbysk field and higher oil prices. Domestic oil and gas revenues increased $4.7 million (24%) during 1995 primarily because of increased natural gas production from the Company's Taylor Lake and offshore fields. When compared to 1994, domestic natural gas production increased 54% during 1995. This production increase more than offset the 19% decrease in the Company's domestic gas prices from 1994 to 1995. During 1995, the Company recorded initial revenues from its operations in the Ivory Coast and Egypt of $4.4 million and $0.5 million, respectively. Initial Ivory Coast oil and natural gas production began in April and October of 1995, respectively. Egyptian oil production began in December of 1995.

     Worldwide oil and gas revenues increased approximately $8.1 million (23%) from 1993 to 1994. Russian revenues increased $7.4 million (160%) during 1994, primarily as the result of increased oil production from the Onbysk field. Slight increases were recorded for both Indonesian and domestic revenues. During 1994, domestic oil and gas revenues increased approximately 4% as compared to 1993. This increase was the direct result of increased natural gas production from the Company's Taylor Lake field and from new offshore fields from which initial production began late in 1994. Compared to 1993, domestic natural gas production increased 27% during 1994. This increased production was principally offset by decreases during 1994 as compared to 1993 in gas prices, oil prices and oil production of 12%, 9% and 13%, respectively.

     The Company's oil and gas volumes and unit prices for the United States, Indonesia, Russia, Ivory Coast and Egypt for 1995, 1994 and 1993 are summarized in the following table:

                                         VOLUMES                              UNIT PRICE
                           ----------------------------------    -----------------------------------
                             1995         1994         1993        1995         1994          1993
                           --------      -------      -------    --------     --------      --------
UNITED STATES
Oil (MBbl)  . . . . .          244          229          263      $17.20       $15.65        $17.11
Gas (Mmcf)  . . . . .       13,710        8,904        7,088      $ 1.51       $ 1.86        $ 2.11

INDONESIA
Oil (MBbl)  . . . . .           45           47           54      $17.18       $16.58        $18.31
Gas (Mmcf)  . . . . .        3,933        4,473        3,769      $ 2.96       $ 2.45         $2.75

                                             (Table continued on following page)

                                         VOLUMES                              UNIT PRICE
                           ----------------------------------    -----------------------------------
                             1995         1994         1993        1995         1994          1993
                           --------      -------      -------    --------     --------      --------
RUSSIA
Oil (MBbl)  . . . . .        1,062          842          323      $15.11       $14.21        $14.24
Gas(Mmcf) . . . . . .          --           --           --       $  --        $  --         $  --

IVORY COAST
Oil (MBbl)  . . . . .          261          --           --       $15.51       $  --         $  --
Gas (Mmcf)  . . . . .          203          --           --       $ 1.61       $  --         $  --

EGYPT
Oil (MBbl)  . . . . .           25          --           --       $17.97       $  --         $  --
Gas (Mmcf)  . . . . .          --           --           --       $  --        $  --         $  --

     The oil and gas revenue variances resulting from volume and price changes for the United States, Indonesia and Russia during 1995 and 1994 are summarized in the table below (amounts in thousands).

                                   UNITED STATES              INDONESIA                 RUSSIA
                               ----------------------    ---------------------  --------------------
                                  VARIANCE DUE TO:           VARIANCE DUE TO:      VARIANCE DUE TO:
                                 PRICE        VOLUME       PRICE       VOLUME    PRICE       VOLUME
                               ---------     --------    ---------   ---------  -------     --------
1995 VS 1994
------------
Oil . . . . . . . . . . . .    $    378      $   235     $     27    $    (33)  $  956      $ 3,126
Gas . . . . . . . . . . . .    $ (4,799)     $ 8,939     $  2,006    $ (1,323)  $   --      $    --
1994 VS 1993
------------
Oil . . . . . . . . . . . .    $   (334)     $  (582)    $    (81)   $   (128)  $  (25)     $ 7,390
Gas . . . . . . . . . . . .    $ (2,226)     $ 3,832     $ (1,342)   $  1,936   $   --      $    --

     Worldwide production expenses increased 16% and 38% during 1995 and 1994, respectively, when compared to production expenses of the previous year. These increases in production expenses are primarily reflective of increased worldwide production on an equivalent barrel of oil basis of 38% and 36% during those periods, respectively. Worldwide production expenses per equivalent barrel of oil produced during 1995, 1994 and 1993 were $2.82, $3.35 and $3.30, respectively. The significant decrease in production expenses per equivalent barrel of oil from 1994 to 1995 is primarily due to the exemption from export tax in the Company's Russian operations for 1995. Domestic production expenses per equivalent barrel of oil produced during 1995, 1994 and 1993 were $2.27, $1.97 and $2.61, respectively. The decrease in domestic production expenses per equivalent barrel of oil during 1994 is reflective of increased production during 1994 from the Company's lower cost Taylor Lake field. The increase in domestic production expense per equivalent barrel of oil during 1995 is primarily the result of three workovers associated with the Company's offshore properties. Excluding workover costs, production expenses per equivalent barrel of oil produced would have been $1.93, $1.93 and $2.47, respectively. Russian production expenses accounted for $6.2 million (48%), $7.8 million (70%) and $4.0 million (49%) of the Company's production expenses in 1995, 1994 and 1993, respectively. Included in Russian production expenses were export tax expenses of $4.1 million and $1.7 million during 1994 and 1993, respectively. No export tax expense was incurred in 1995.

     Exploration expenses in 1995 decreased approximately $7.6 million when compared to exploration expenses incurred during 1994. This decrease is reflective of a $5.3 million decrease in dry hole costs and a $1.3 million decrease in leasehold impairments. Included in 1994 exploration expenses were dry hole expenditures, leasehold impairments and geological costs of approximately $11.2 million, $2.4 million and $3.1 million. The same expenditures during 1993 were approximately $1.9 million, $2.4 million and $1.1 million, respectively. The Company added to its reserve base during 1995 and 1994 approximately 9.3 Mmbls (19%) and 14.7 Mmbls (44%), respectively, on a barrel of equivalent oil basis.

     Depletion, depreciation and amortization increased approximately $11.7 million (119%) during 1995 when compared to 1994 and $1.5 million (17%) during 1994 when compared to 1993. Worldwide depletion, depreciation and amortization per equivalent barrel of oil produced during 1995, 1994 and 1993 were $4.67, $2.94 and $3.39, respectively. The increase in the aggregate and the per equivalent barrel of oil depletion, depreciation and amortization during 1995 is partially associated with the Company's Mustang Island 783 field. Because of rapidly decreasing bottom hole pressure with corresponding production decreases, the Company recorded depletion expense of $4 million associated with this field during 1995. Excluding depletion expense and production volumes associated with Mustang Island 783, the 1995 worldwide rate per equivalent barrel of oil would have been $3.92. Domestic depletion, depreciation and amortization expenses per equivalent barrel of oil production excluding Mustang Island 783 during 1995, 1994 and 1993 were $4.79, $3.74 and $4.12, respectively. Russian depletion, depreciation and amortization expenses accounted for $2.1 million (10%), $1.6 million (16%) and $0.6 million (7%) of the Company's depletion, depreciation and amortization expenses in 1995, 1994 and 1993, respectively.

     Administrative expenses increased approximately 10% during 1995 when compared to the previous year. Administrative expenses per equivalent barrel of oil produced during 1995, 1994 and 1993 were $2.11, $2.66 and $3.65, respectively. This decrease from 1993 to 1995 is reflective of the Company's continuing efforts to focus on and reduce controllable costs whenever possible. These administrative cost reductions per equivalent barrel of oil produced have occurred during periods of increased exploration and development activities and increased oil and gas production.

  Pipeline Operations

      Pipeline operations accounted for $19.5 million (25%), $18 million (29%) and $38.6 million (51%) of the Company's consolidated revenues in 1995, 1994 and 1993, respectively. Pipeline operating expenses exclusive of depreciation were $18.2 million, $16.9 million and $37.5 million for 1995, 1994 and 1993, respectively. The pipeline segment generated losses from operations before taxes of $3 million in 1995, $0.3 million in 1994 and $0.6 million in 1993. The loss from operations before taxes during 1995 included a $2.8 million non-cash impairment of long-lived assets associated with the Company's nitrogen rejection unit at its McLeod plant. This impairment was the result of the Company's adoption of Statement No. 121 during the fourth quarter of 1995. While the losses from operations before taxes excluding the impairment of long-lived assets remained flat in 1995 as compared to 1994 and improved during 1994 as compared to 1993, the pipeline segment continues to experience constricted operating margins.

     The primary reason for the increase in pipeline segment revenues and expenditures in 1995 as compared to 1994 was due to an increase in marketing activities for the Company's Rosewood, Greggton and Todville systems. An increase in volumes and prices on these systems were contributing factors in the increased revenues and expenditures.

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

  Russian Operations

     The Company, through its 90% owned subsidiary, Texneft, has a net 45% interest in Tatex, a Russian joint venture. Tatex's activities currently include three projects: 1) vapor recovery, 2) the development and operation of the Onbysk field and 3) the development and operation of the Suncheleevsky and Demkinsky fields. The vapor recovery activity during 1995 consisted of 20 units at 18 tank farms. During 1995, Tatex drilled 18 wells in the Onbysk field with a total of 154 wells producing at year end. The Suncheleevsky and Demkinsky fields development project was accepted by Tatex during the fourth quarter of 1995. Initial seismic is scheduled for early 1996 with development drilling likely to commence during the fourth quarter of 1996.

     As of December 31, 1995 and 1994, the Company's advances to Texneft were $18.2 million. During 1995, the Company recorded net income from Russian operations of $4 million. The Company recognized net losses from its Russian operations for 1994 and 1993 of $0.1 million and $1.2 million, respectively. Included in the 1994 and 1993 losses were $4.1 million and $1.7 million, respectively, of expense for the Russian government export tax on crude oil. On March 3, 1995, the Company was notified that its Russian joint venture had received an exemption from paying export tax on crude oil sold outside of Russia. The exemption, which is subject to annual review by the Russian government, was for one year beginning January 1, 1995. With government approval, the exemption can be renewed for two additional years. The Company believes it has complied with the investment criteria which form the basis of the exemption for 1996. However, at the time of writing, Tatex had not received notification of exemption from the export tax in 1996.

     Tatex oil production through the end of 1995 has been sold outside of the former USSR for hard currency via the Transneft operated Druzhba pipeline. Access to the Transneft pipeline system has been subject to minimal interruption since startup. Recent statements and actions by government ministries in connection with the liberalization of Russian crude export controls indicate that in the future, joint ventures may have to compete with Russian production associations for limited pipeline capacity to export markets.

     Under Decree 209 issued on February 28, 1995 which confirmed priority export pipeline access to joint ventures exempted from export tax, Mintopenergo (the Ministry of Petroleum and Energy) sets the export quotas for the total oil available quarterly for joint ventures (typically 30 percent of production) not granted the export tax exemption. Crude oil not exported from the Russian Federation is sold on the domestic market or exported to the "near-abroad", countries which formerly comprised the USSR, for prices at approximately 70 percent of world market levels. Until the export tax exemption is officially granted or denied Tatex, it is impossible to forecast with accuracy the volume to be exported for world prices.

     The International Monetary Fund has made the complete removal of the export tax from all exporters by July 1, 1996 a precondition for granting certain loans to the Russian government. Some officials have indicated that in this event, the excise tax and or pipeline transportation tariff may be raised to compensate for lost tax revenues at that time. The excise tax was reintroduced in April 1995 and the joint venture is currently paying 50,000 rubles per ton or approximately $1.42 per barrel.

  Ivory Coast Operations

     During April 1995, oil production commenced from the Lion field via an offshore loading facility. Natural gas and condensate production from the Panthere field began in October 1995 and is being sold through a gas pipeline from the offshore production facilities to the capital city of Abidjan. As of December 31, 1995, the Company has expended $29.6 million for its share of oil and gas exploration, development and production activities in the Ivory Coast. At year end there were seven completed wells on the CI-11 block. The Company plans to expend $3.8 million on projects in the Ivory Coast during 1996.

  Egyptian Operations

     During November 1995, early oil production, via trucking, commenced from the Qarun concession. As of December 31, 1995 the Company has expended $12.5 million for its share of exploration, development and production activities on this concession. At year end, there were ten completed wells of which only two were producing. The Company is currently drilling additional development wells and building production facilities and oil pipelines. The Company plans to expend $27.5 million on these activities which are projected to be completed by year end 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Key balance sheet amounts and ratios stated in millions (except ratios and per share amounts) at December 31, 1995, 1994 and 1993 were as follows:

                                                                    1995                   1994                 1993
                                                                  ---------             ---------             ---------
Cash and cash equivalents . . . . . . . . . . . . . . . . .       $   10.3              $    3.9              $   16.4
Short-term liquid investments . . . . . . . . . . . . . . .       $    5.0              $   33.3              $   49.9
Current assets  . . . . . . . . . . . . . . . . . . . . . .       $   34.1              $   53.1              $   84.3
Current liabilities . . . . . . . . . . . . . . . . . . . .       $   28.8              $   26.8              $   22.6
Current ratio . . . . . . . . . . . . . . . . . . . . . . .            118%                  198%                  373%
Non-current redeemable bearer shares  . . . . . . . . . . .       $   16.6              $   17.5              $   18.4
Non-current long-term debt  . . . . . . . . . . . . . . . .       $   11.8              $    1.3              $    --
Shareholders' equity  . . . . . . . . . . . . . . . . . .         $  102.2              $  107.8              $  120.4
Debt to equity ratio  . . . . . . . . . . . . . . . . . . .           27.7%                 17.4%                 15.3%
Equity per common share outstanding . . . . . . . . . . . .       $   3.46              $   3.67              $   4.01
Common shares outstanding at year end . . . . . . . . . . .           29.5                  29.4                  30.0

     Cash and cash equivalents combined with short-term liquid investments decreased $21.9 million during the year ended December 31, 1995. This decrease was primarily due to capital expenditures of $58.8 million. These cash expenditures were partially offset by $12.2 million proceeds from long-term debt and $54.8 million of cash provided by operating activities excluding the $28.5 million change in short-term liquid investments.

     Cash and cash equivalents combined with short-term liquid investments decreased by $29.1 million during the year ended December 31, 1994. This decrease was primarily due to capital expenditures of $52.3 million and a $5.3 million treasury stock acquisition. These cash outlays were partially offset by the $38.2 million of cash provided by operating activities excluding the $16.2 million change in short-term liquid investments.

     Cash provided by operating activities for the year ended December 31, 1995 was $54.8 million as compared to $38.2 million for the same period in 1994. This $16.6 million increase in cash provided by operations was primarily due to the increase in cash flows from operating activities before changes in operating assets and liabilities.

     Cash provided by operating activities for the year ended December 31, 1994 was $38.2 million compared to $19.5 million for the same period in 1993. This $18.7 million increase in cash provided by operations was primarily the result of a decrease in short-term liquid investments of $16.2 million.

     On May 19, 1995 the Company executed a $35 million unsecured line of credit (see Note 6). The proceeds from this line of credit will be used for general corporate needs. As of December 31, 1995 the Company, under this agreement, had no loans outstanding and had approximately $18 million of letters of credit issued. In addition, the Company executed on July 14, 1995 a $17.5 million secured line of credit specifically for the financing of development activities for the Ivory Coast CI-11 project. During 1995, the Company utilized $12.2 million of this line of credit. In February 1996, the Company borrowed the remaining $5.3 million.

     In 1996, the Company intends to direct cash flow from its current base of domestic properties to expand its exploration and development efforts in the United States, mainly offshore Gulf of Mexico. The Company intends to direct its balance sheet cash (cash and short-term investments), its available credit facilities and its cash flows from international properties toward international opportunities. The Company plans to spend in 1996 approximately $14.3 million on exploration and development activities in the United States. Capital expenditures for international activities, primarily in Russia, Egypt and the Ivory Coast, are projected to be approximately $37.1 million for 1996. Factors such as political stability in the various host countries and world oil prices will heavily influence the amount and timing of these expenditures. The Company believes that it has adequate resources to fund these planned expenditures.

     Effective December 31, 1995 the Company adopted Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires, among other things, that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement resulted in a non-cash impairment expense of approximately $4.5 million during the fourth quarter of 1995.

     The Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation," on October 23, 1995. This standard addresses the timing and measurement of stock-based compensation expense. The Company has elected to retain the approach of Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees," (the intrinsic value method) for recognizing stock-based expense in the consolidated financial statements. The Company will adopt Statement No. 123 in 1996 with respect to the disclosure requirements set forth therein for companies retaining the intrinsic value approach of APB No. 25.

     The Company believes inflation has not had a material effect on its operations or on its financial condition, but there can be no assurance that future increases in inflation rates, particularly in Russia, would not have an adverse effect on the Company's financial statements. In addition, the Company is not aware of any impending material change in its cost of supplies, materials, equipment or labor. The Company's employees are currently not members of any labor union or trade association.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of
Global Natural Resources Inc.:

     We have audited the accompanying consolidated balance sheets of Global Natural Resources Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Natural Resources Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in note 1 to the consolidated financial statements, in 1995 the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of." As discussed in note 1 to the consolidated financial statements, in 1994 the Company changed its method of accounting for certain investments to adopt the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities."



                                           KPMG PEAT MARWICK LLP


Houston, Texas
February 27, 1996

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     ASSETS

                                                                                        1995           1994
                                                                                    -----------    -----------
Current assets:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . .     $   10,272     $    3,881
    Short-term liquid investments   . . . . . . . . . . . . . . . . . . . . . .          5,004         33,279
    Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,811         10,665
    Current investments   . . . . . . . . . . . . . . . . . . . . . . . . . . .            481            832
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,482          4,436
                                                                                    -----------    -----------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .         34,050         53,093
                                                                                    -----------    -----------
Properties and equipment, at cost:
    Oil and gas properties (successful efforts method)  . . . . . . . . . . . .        169,590        119,602
    Pipeline facilities   . . . . . . . . . . . . . . . . . . . . . . . . . . .         19,519         19,320
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,052         12,961
                                                                                    -----------    -----------
                                                                                       202,161        151,883
    Less:  accumulated depletion, depreciation and amortization   . . . . . . .        (83,398)       (58,534)
                                                                                    -----------    -----------
         Net properties and equipment . . . . . . . . . . . . . . . . . . . . .        118,763         93,349
                                                                                    -----------    -----------
Notes receivable-Russian joint venture  . . . . . . . . . . . . . . . . . . . .          3,867          3,606
Indonesian venture advances, net  . . . . . . . . . . . . . . . . . . . . . . .          2,425          2,453
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,224          1,999
                                                                                    -----------    -----------
                                                                                    $  160,329     $  154,500
                                                                                    ===========    ===========
                                LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   11,207     $   13,256
    Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,341         12,229
    Current maturities of long-term debt  . . . . . . . . . . . . . . . . . . .            436            --
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            803          1,309
                                                                                    -----------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . . .         28,787         26,794
                                                                                    -----------    -----------
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,764          1,275
Deferred credits and other  . . . . . . . . . . . . . . . . . . . . . . . . . .            961          1,208
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . . . . . .            --             --
Redeemable bearer shares  . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,591         17,467
Shareholders' equity:
    Common stock; authorized 100,000,000 shares at $1.00 par value;
      issued and outstanding 33,433,987 in 1995 and 33,335,487 in 1994  . . . .         33,434         33,335
    Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . . .        138,967        138,355
    Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . . . .        (50,474)       (44,167)
                                                                                    -----------    -----------
                                                                                       121,927        127,523
    Less:  treasury stock; 3,887,513 shares in 1995 and 3,900,697 in 1994   . .        (19,701)       (19,767)
                                                                                    -----------    -----------
          Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . .        102,226        107,756
                                                                                    -----------    -----------
                                                                                    $  160,329     $  154,500
                                                                                    ===========    ===========


          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                          1995               1994              1993
                                                                       ------------      ------------      ------------
Revenues:
   Oil and gas  . . . . . . . . . . . . . . . . . . . . . . . .       $     58,134      $     43,814      $     35,693
   Pipeline . . . . . . . . . . . . . . . . . . . . . . . . . .             19,534            18,009            38,610
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .                789             1,120               781
                                                                      -------------     -------------     -------------
                                                                            78,457            62,943            75,084
                                                                      -------------     -------------     -------------
Expenses:
   Production . . . . . . . . . . . . . . . . . . . . . . . . .             12,999            11,203             8,135
   Exploration  . . . . . . . . . . . . . . . . . . . . . . . .             11,768            19,325             6,946
   Pipeline cost of sales . . . . . . . . . . . . . . . . . . .             18,202            16,852            37,495
   Depletion, depreciation and amortization . . . . . . . . . .             21,520             9,837             8,376
   Impairment of long-lived assets  . . . . . . . . . . . . . .              4,466             --                --
   Administrative . . . . . . . . . . . . . . . . . . . . . . .              9,763             8,905             9,021
                                                                      -------------     -------------     -------------
                                                                            78,718            66,122            69,973
                                                                      -------------     -------------     -------------

       Income (loss) from operations  . . . . . . . . . . . . .               (261)           (3,179)            5,111

Other income (expense):
   Interest income  . . . . . . . . . . . . . . . . . . . . . .              1,842             2,308             2,046
   Interest expense . . . . . . . . . . . . . . . . . . . . . .               (164)             (124)             (101)
   Distribution from IPI  . . . . . . . . . . . . . . . . . . .              1,520             --                1,267
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . .               (213)             (602)            2,696
                                                                      -------------     -------------     -------------
                                                                             2,985             1,582             5,908
                                                                      -------------     -------------     -------------

       Income (loss) before income tax expense  . . . . . . . .              2,724            (1,597)           11,019

Income tax expense  . . . . . . . . . . . . . . . . . . . . . .              9,031             6,656             6,532
                                                                      -------------     -------------     -------------

   Net income (loss)  . . . . . . . . . . . . . . . . . . . . .       $     (6,307)     $     (8,253)     $      4,487
                                                                      =============     =============     =============

Income (loss) per share based on weighted average shares
  outstanding:
   Net income (loss) primary  . . . . . . . . . . . . . . . . .       $      (0.21)     $      (0.28)     $       0.16
                                                                      =============     =============     =============
   Net income (loss) assuming full dilution . . . . . . . . . .       $      (0.21)     $      (0.28)     $       0.15
                                                                      =============     =============     =============

Weighted average common shares outstanding:
   Primary  . . . . . . . . . . . . . . . . . . . . . . . . . .         29,497,272        29,660,578        28,360,697
                                                                      =============     =============     =============
   Assuming full dilution . . . . . . . . . . . . . . . . . . .         29,497,272        29,660,578        29,903,391
                                                                      =============     =============     =============


          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                             (AMOUNTS IN THOUSANDS)


                                                                1995               1994                1993
                                                             ----------         ----------          ----------
COMMON STOCK
   Balance at beginning of year . . . . . . . . . .          $  33,335          $  33,190           $  26,701
   Adjustment of common stock subject to put  . . .                --                 --                   28
   Conversion of preferred stock into common stock                 --                 --                6,311
   Issuance of common stock . . . . . . . . . . . .                 99                145                 150
                                                             ----------         ----------          ----------
   Balance at end of year . . . . . . . . . . . . .             33,434             33,335              33,190
                                                             ----------         ----------          ----------

CAPITAL IN EXCESS OF PAR VALUE
   Balance at beginning of year . . . . . . . . . .            138,355            137,648              88,423
   Adjustment of common stock subject to put  . . .                --                 --                  172
   Issuance of treasury stock for bearer shares . .                --                 --                 (198)
   Issuance of treasury stock to 401(k) plan  . . .                 52                 35                  13
   Conversion of preferred stock into common stock                 --                 --               48,387
   Issuance of common stock . . . . . . . . . . . .                560                672                 851
                                                             ----------         ----------          ----------
   Balance at end of year . . . . . . . . . . . . .            138,967            138,355             137,648
                                                             ----------         ----------          ----------

CONVERTIBLE PREFERRED STOCK
   Balance at beginning of year . . . . . . . . . .                --                 --               54,698
   Conversion of preferred stock into common stock                 --                 --              (54,698)
                                                             ----------         ----------          ----------
   Balance at end of year . . . . . . . . . . . . .                --                 --                  --
                                                             ----------         ----------          ----------

ACCUMULATED DEFICIT
   Balance at beginning of year . . . . . . . . . .            (44,167)           (35,914)            (40,401)
   Net income (loss)  . . . . . . . . . . . . . . .             (6,307)            (8,253)              4,487
                                                             ----------         ----------          ----------
   Balance at end of year . . . . . . . . . . . . .            (50,474)           (44,167)            (35,914)
                                                             ----------         ----------          ----------

TREASURY STOCK, AT COST
   Balance at beginning of year . . . . . . . . . .            (19,767)           (14,548)            (14,768)
   Acquisition of treasury stock  . . . . . . . . .                --              (5,289)                --
   Issuance of treasury stock for bearer shares . .                --                 --                  198
   Issuance of treasury stock to 401(k) plan  . . .                 66                 70                  22
                                                             ----------         ----------          ----------
   Balance at end of year . . . . . . . . . . . . .            (19,701)           (19,767)            (14,548)
                                                             ----------         ----------          ----------

TOTAL SHAREHOLDERS' EQUITY                                   $ 102,226          $ 107,756           $ 120,376
                                                             ==========         ==========          ==========


          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                             (AMOUNTS IN THOUSANDS)

                                                                               1995            1994               1993
                                                                           -----------      -----------        ----------
Cash Flows from Operating Activities:
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (6,307)      $   (8,253)        $   4,487
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation, depletion and amortization  . . . . . . . . . . . . .      21,520            9,837             8,376
      Impairments of long-lived assets  . . . . . . . . . . . . . . . . .       4,466              --                --
      Leasehold impairments and dry hole expense  . . . . . . . . . . . .       7,106           13,635             4,272
      Unrealized (gain) loss on short-term liquid and current
        investments.  . . . . . . . . . . . . . . . . . . . . . . . . . .        (167)             458               --
      (Gain) loss on asset sales  . . . . . . . . . . . . . . . . . . . .         203                8            (2,974)
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         617              (37)             (226)
                                                                           -----------      -----------        ----------
   Changes in:                                                                 27,438           15,648            13,935

      Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . .      (1,146)           4,204            (2,095)
      Other current assets  . . . . . . . . . . . . . . . . . . . . . . .      (1,792)          (2,171)            1,775
      Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .      (2,152)          (2,267)            3,670
      Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . .       4,112            5,957             2,303
      Short-term liquid investments   . . . . . . . . . . . . . . . . . .      28,538           16,210               --
      Deferred credits  . . . . . . . . . . . . . . . . . . . . . . . . .        (247)             608               (57)
                                                                           -----------      -----------        ----------
   Net cash provided by operating activities  . . . . . . . . . . . . . .      54,751           38,189            19,531
                                                                           -----------      -----------        ----------

Cash Flows from Investing Activities:
   Additions to oil and gas properties  . . . . . . . . . . . . . . . . .     (57,633)         (50,381)          (23,121)
   Additions to pipeline facilities and other properties and equipment         (1,121)          (1,920)           (2,731)
   Purchases of short-term liquid investments . . . . . . . . . . . . . .         --               --           (829,948)
   Maturities of short-term liquid investments  . . . . . . . . . . . . .         --               --             11,849
   Proceeds from sales of short-term liquid investments . . . . . . . . .         --               --            789,936
   Proceeds from sales of assets  . . . . . . . . . . . . . . . . . . . .         446            6,843            10,251
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (307)          (1,775)              331
                                                                           -----------      -----------        ----------
   Net cash used in investing activities  . . . . . . . . . . . . . . . .     (58,615)         (47,233)          (43,433)
                                                                           -----------      -----------        ----------

Cash Flows from Financing Activities:
   Proceeds from common stock issuance  . . . . . . . . . . . . . . . . .         711              852               685
   Proceeds from redeemable bearer shares . . . . . . . . . . . . . . . .         --               --             19,149
   Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . .      12,200            1,275               --
   Payments on long-term debt . . . . . . . . . . . . . . . . . . . . . .      (1,275)             --                --
   Redemptions of bearer shares . . . . . . . . . . . . . . . . . . . . .        (876)            (908)             (129)
   Acquisitions of treasury stock . . . . . . . . . . . . . . . . . . . .         --            (5,289)              --
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (505)             639               (13)
                                                                           -----------      -----------        ----------
   Net cash provided by (used in) financing activities  . . . . . . . . .      10,255           (3,431)           19,692
                                                                           -----------      -----------        ----------
   Net increase (decrease) in cash and cash equivalents . . . . . . . . .       6,391          (12,475)           (4,210)
   Cash and cash equivalents at beginning of period . . . . . . . . . . .       3,881           16,356            20,566
                                                                           -----------      -----------        ----------
   Cash and cash equivalents at end of period . . . . . . . . . . . . . .  $   10,272       $    3,881         $  16,356
                                                                           ===========      ===========        ==========
Supplemental disclosure of cash flow information:
Cash paid for:
   Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      141       $       32         $     125
                                                                           ===========      ===========        ==========
   Income taxes:
   Domestic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     --         $     --           $     150
   Foreign  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,681            6,577             6,320
                                                                           -----------      -----------        ----------
      Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    8,681       $    6,577         $   6,470
                                                                           ===========      ===========        ==========


          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995


Supplemental disclosure of non-cash investing and financing activities:

     In connection with the Company's Employees 401(k) Savings Plan referred to in Note 8, the Company contributed to the plan during 1995, 1994 and 1993 treasury shares totaling 13,184, 14,194 and 4,638, respectively. The market values of the contributed shares during 1995, 1994 and 1993 were approximately $118,000, $104,000 and $35,000, respectively.

     As referred to in Note 5, in March 1993, Prudential converted its preferred stock into 6,311,537 shares of the Company's common stock.

     On November 29, 1993, Noel Group, Inc. ("Noel") distributed shares owned by Noel in Sylvan Foods Holdings, Inc. ("Sylvan") to Noel shareholders. The Company received from Noel 54,860 shares of Sylvan as a result of the Noel distribution. The Company recorded the investment in Sylvan at its November 29, 1993 market value and reduced the book value of the investment in Noel by a corresponding amount.

     As a result of the Hambros agreements referred to in Note 3, $0.2 million was transferred into capital in excess of par value and approximately $28,000 into common stock as a result of the reduction in common stock subject to put during 1993.


          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  General

     The accompanying consolidated financial statements of Global Natural Resources Inc. (the "Company"), a New Jersey corporation, have been prepared according to generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These accounting principles require the use of estimates and assumptions regarding certain assets, liabilities, revenues, and expenses. Actual results may differ from estimated amounts.

  Principles of Consolidation

     The consolidated financial statements include the accounts of Global Natural Resources Inc. and its majority-owned entities. The Company's accounts include its pro rata share of the balances and operations of its Russian joint venture, Tatex, in which a 90% owned subsidiary of the Company owns an undivided 50% interest. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the 1994 and 1993 financial statements to conform to the presentation used in 1995.

  Cash Equivalents

     The Company considers all investments with a maturity of ninety days or less when purchased to be cash equivalents.

  Short-Term Liquid Investments

     Short-term liquid investments include investments having a maturity at the date of purchase of more than ninety days. These investments, which have a minimum rating of A1/P1, consist primarily of repurchase agreements, commercial paper, certificates of deposit and U.S. government securities and are carried at cost, which approximates market value. The Company believes that no single short-term liquid investment exposes the Company to significant credit risk.
As of December 31, 1995, short-term liquid investments consisted entirely of U.S. government securities. As of December 31, 1994, excluding U.S. government securities, the largest individual short-term liquid investment did not exceed $6 million.

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

 Oil and Gas Properties

     The Company follows the successful efforts method of accounting for its oil and gas operations whereby acquisition costs and exploratory drilling costs related to properties with proved reserves and all development costs, including development dry holes, are capitalized. Geological and geophysical costs and the cost of retaining unproven properties are charged to expense as incurred. Exploratory drilling costs applicable to unsuccessful exploration efforts are charged to expense at the time the wells or other exploration activities are determined to be nonproductive. Costs incurred to operate and maintain wells and equipment and to lift oil and gas to the surface are expended as incurred. Acquisition costs of unproved properties are evaluated periodically and any impairment assessed is charged to expense. Capitalized costs are depleted using the unit of production method based upon estimates of proved reserves for acquisition costs and estimates of proved developed reserves for exploration and development costs. Estimated costs (net of salvage value) of dismantling oil and gas production facilities, including abandonment and site restoration costs, are computed by the Company's engineers and are included when calculating depreciation and depletion using the unit-of-production method.

     Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("Statement No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Statement No. 121 requires that long-lived assets be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected from the use of an asset is less than the carrying amount of an asset, an impairment loss is recognized. The impairment loss is measured by the estimated fair value of the asset as compared to the carrying value of the asset. Under Statement No. 121, the Company performs its impairment review of proved oil and gas properties on a depletable unit basis. For each oil and gas property determined to be impaired, the Company estimates fair value to be the present value of expected future cash flows determined in part by applying estimated future oil and gas prices, as determined by management, to estimated future production of oil and gas reserves over the economic lives of the reserves. During 1995, the Company recorded, in accordance with Statement No. 121, a non-cash charge against earnings of $1.7 million ($0.06 per share) for the impairment of proved oil and gas properties.

     Prior to December 31, 1995, the Company determined the impairment of proved oil and gas properties on a world-wide basis. If net capitalized costs exceeded estimated future undiscounted after tax net cash flows from proved oil and gas reserves, such excess costs would be charged to expense.

  Other Property and Equipment

     Pipelines, plant and equipment are depreciated on the straight-line method over their estimated useful lives ranging from three to twenty-two years. Miscellaneous property and equipment are depreciated on the straight-line and declining-balance methods, based upon estimated useful lives ranging from three to ten years. Under Statement No. 121, assets are grouped and evaluated for impairment based on the ability to identify separate cash flows generated therefrom. Upon adoption of Statement No. 121, the Company determined the nitrogen rejection unit at its McLeod, Texas plant, part of the pipeline operations segment, to be impaired, and wrote the asset down to its estimated fair value (salvage value), as determined by management. As a result, the Company recognized a non-cash charge against earnings of $2.8 million ($0.09 per share) for impairment of other property and equipment.

  Investment in Texneft Inc.

     The Company's 90% (80% at December 31, 1993) owned subsidiary, Texneft Inc. ("Texneft"), participates in a joint venture in Russia with Tatneft, a Russian open joint stock company which operates the oil fields of Tatarstan, Russia. Texneft has a 50% interest in the joint venture, Tatex. An agreement between the minority shareholder of Texneft and the Company requires the Company to advance to Texneft sufficient cash to fund its administrative expenses and its contributions to Tatex. In turn, Texneft will make no distributions to its shareholders until the Company has been repaid a sum equal to the total of its advances to Texneft. As of December 31, 1995, the Company's outstanding advances were $18.2 million.

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

  Investment Properties International, Limited (IPI)

     The Company owns 47% of the equity interests in IPI, which was a real estate investment company that is now in liquidation under the supervision of a liquidator. Definitive information relative to the net realizable assets of IPI is not available. However, based upon limited information available from the liquidator, the Company believes that the majority of the assets have been liquidated. In 1995 and 1993, the Company received distributions from IPI of approximately $1.5 million and $1.3 million, respectively. No distributions were received from IPI during 1994. At December 31, 1995 and 1994, the Company had no recorded costs related to this investment.

  Foreign Currency Translation

     The Company uses the U.S. dollar as the functional currency for its operations in Russia. Monetary assets and liabilities denominated in rubles are translated into U.S. dollars using the market rate, as set by the Central Bank of the Russian Federation. Non-monetary assets and liabilities denominated in rubles are translated at historical rates. Exchange gains or losses arising from the translation of ruble denominated assets and liabilities into U.S. dollars are included in net income.

     The ruble is not a convertible currency outside the territory of Russia. In addition, the economy in Russia has experienced hyperinflation, which has resulted in a significant devaluation of the ruble. If hyperinflation continues, additional devaluation of the ruble may occur. As of December 31, 1995, the Company's consolidated financial statements include ruble denominated net monetary liabilities of approximately 6.0 billion rubles, which have been translated into approximately $1.3 million.

     The Company uses the U.S. dollar as the functional currency for all other foreign operations, as predominantly all transactions in those operations are denominated in U.S. dollars.

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

  Environmental Liabilities

     A provision for environmentally related expenditures is recorded when it is determined that the Company's liability for environmental assessments and/or cleanup is probable and the cost can be reasonably estimated. If it is anticipated that future economic benefit will arise from environmental expenditures, the amounts are capitalized; otherwise, they are expensed.

  Oil and Natural Gas Revenues

     The Company records its natural gas revenues on the entitlement method whereby the Company recognizes natural gas revenues based upon its entitled share of gas production. As of December 31, 1995 and 1994, the Company's natural gas imbalances were not material. With the exception of its Russian activities, the Company records its oil revenues on the entitlement method also. Because of the uncertainties relating to pipeline capacity and access, the Company records its Russian oil revenues based upon its share of oil shipped. As of December 31, 1995 and 1994, the Company had approximately 57,000 and 59,000 barrels in inventory, respectively. Oil inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market value, and is included in other current assets on the consolidated balance sheets.

  Income Taxes

     The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Common Stock Options and Awards

     The Company follows the intrinsic value method of accounting for common stock options and awards issued to employees. See Note 5.

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

(2)  CURRENT INVESTMENTS

     Current investments at December 31, 1995 and 1994 consist of certificates of deposit and U.S. government and corporate debt securities (included in short-term liquid investments), and equity securities (included in current investments). During the twelve month period ended December 31, 1995 and 1994, the Company recorded $0.2 million of unrealized gains and $0.5 million of unrealized losses, respectively, resulting from changes in the differences between cost and market value of short-term liquid investments and current
investments.   In 1993, the Company recorded a net unrealized loss of
approximately $0.6 million as the result of changes in the differences between the cost and market value of items held as current investments at year end.

(3)  REDEEMABLE BEARER SHARES

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

     In August 1993, the Company received $19.2 million, the remaining cash held by the Trust, in the form of an interest-free loan. The loan is repayable on demand only to the extent necessary to redeem bearer shares presented for exchange until July 2008. Each bearer share presented during this period will be redeemed for $6.66. As of December 31, 1995 and 1994, there were 2,575,947 and 2,685,487 outstanding bearer shares, respectively. The loan is secured by a letter of credit which is secured by the Credit Agreement (see Note 6). During 1995, 1994 and 1993, there were no drawings under the letter of credit. In July 2008, the obligation of the Company to holders of bearer shares will cease, the interest-free loan will terminate, and any remaining cash will revert to the Company and will be accounted for as an increase to capital in excess of par value.

(4)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107 "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies described below. Considerable judgement is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

                                                    DECEMBER 31, 1995           DECEMBER 31, 1994
                                                -----------------------     ------------------------
                                                  BOOK          FAIR          BOOK           FAIR
                                                  VALUE         VALUE         VALUE          VALUE
                                                ---------     ---------     ---------      ---------
Cash and cash equivalents . . . . . . .         $ 10,272      $ 10,272      $  3,881       $  3,881
Short-term liquid investments . . . . .            5,004         5,004        33,279         33,279
Current investments . . . . . . . . . .              481           481           832            832
Notes receivable-Russian joint venture             3,867         3,867         3,606          3,606
Long-term debt  . . . . . . . . . . . .           12,200        12,200         1,275          1,275
Redeemable bearer shares  . . . . . . .           17,362           n/a        18,238            n/a


     The carrying values of cash and cash equivalents approximate fair value due to the short-term maturities of these investments. For short-term liquid investments and current investments, carrying values are equal to fair values, which are estimated based upon quoted market prices. The fair value of notes receivable-Russian joint venture is based on rates at which the joint venture could obtain funds from other sources within Russia. The carrying value of long-term debt approximates its fair value as interest rates associated with this debt are variable, and are based on prevailing market rates. The fair value of the redeemable bearer shares is not determinable because reductions in the outstanding balance are on demand only to the extent necessary to redeem bearer shares presented for exchange until July 2008 with any remaining balance reverting to the Company. The Company is not able to determine when the bearer shares will be presented and how many will not be redeemed.

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

  Stock Activity

     The following table reflects the activity in shares of the Company's Common Stock, Convertible Preferred Stock and Treasury Stock during the three years ended December 31, 1995.

                                                             1995               1994                1993
                                                          -------------      -------------       -------------
COMMON STOCK OUTSTANDING
   Shares at beginning of year  . . . . . . . . . .         33,335,487         33,190,287          26,700,646
   Adjustment of common stock subject to put  . . .                --                 --               28,304
   Conversion of preferred stock into common stock                 --                 --            6,311,537
   Issuance of common stock . . . . . . . . . . . .             98,500            145,200             149,800
                                                          -------------      -------------       -------------
   Shares at end of year  . . . . . . . . . . . . .         33,433,987         33,335,487          33,190,287
                                                          =============      =============       =============
CONVERTIBLE PREFERRED STOCK OUTSTANDING
   Shares at beginning of year  . . . . . . . . . .                --                 --            6,153,847
   Conversion of preferred stock into common stock                 --                 --           (6,153,847)
                                                          -------------      -------------       -------------
   Shares at end of year  . . . . . . . . . . . . .                --                 --                  --
                                                          =============      =============       =============

TREASURY STOCK
   Shares at beginning of year  . . . . . . . . . .          3,900,697          3,186,329           3,234,473
   Acquisition of treasury stock  . . . . . . . . .                --             728,562                 --
   Issuance of treasury stock for bearer shares . .                --                 --              (43,506)
   Issuance of treasury stock to 401(k) plan  . . .            (13,184)           (14,194)             (4,638)
                                                          -------------      -------------       -------------
   Shares at end of year  . . . . . . . . . . . . .          3,887,513          3,900,697           3,186,329
                                                          =============      =============       =============

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

  Stock Option Plans

     The Key Employees Stock Option Plan was approved by the Company's shareholders in June 1989. This plan reserved 1,500,000 shares of the Company's common stock for issuance to employees at a price not less than the greater of par value or fifty percent of the fair market value of such shares. Options granted vest as determined by the Board of Directors and expire ten years after grant. All options granted as of December 31, 1995 were granted at the fair market value of the Company's common stock on the date of grant. At December 31, 1995, 24,450 shares of common stock were available for grant.

     Information related to the options granted under the Key Employees Stock Option Plan is summarized as follows:

                                                   1995                                   1994
                                    ----------------------------------       --------------------------------
                                     NUMBER OF         OPTION PRICE            NUMBER OF      OPTION PRICE
                                      SHARES          RANGE PER SHARE           SHARES       RANGE PER SHARE
                                    ----------       -----------------       ------------   -----------------
Options outstanding:
   Beginning of period  . . . .       899,750        $5.1875 - $10.50          1,045,350    $5.1875 - $10.50
   Granted  . . . . . . . . . .        46,500        $7.75   - $8.50               5,000    $7.75   - $7.9375
   Exercised  . . . . . . . . .       (60,100)       $5.1875 - $8.3125          (145,200)   $5.1875 - $6.25
   Canceled . . . . . . . . . .        -                 -         -              (5,400)   $6.25   - $6.6875
                                    ----------       -----------------       ------------   -----------------
   End of period  . . . . . . .       886,150        $5.1875 - $10.50            899,750    $5.1875 - $10.50
                                    ==========       =================       ============   =================
   Options exercisable  . . . .       733,050        $5.1875 - $10.50            662,150    $5.1875 - $10.50
                                    ==========       =================       ============   =================

     The 1992 Stock Option Plan ("1992 Plan") was approved by the Company's shareholders in June 1992. This plan reserved 1,000,000 shares of the Company's common stock for issuance to employees, directors and other persons who perform services for or on behalf of the Company. Options granted under the 1992 Plan may be either incentive stock options ("ISO"), within the meaning of the Internal Revenue Code or options which do not constitute incentive stock options ("NQSO"). The price at which the Company can issue the options shall not be less than the fair market value of such shares at the date of the grant for ISO options and shall not be less than 50% of the fair market value of such shares at the date of the grant for NQSO options. As of December 31, 1995, all options granted were NQSO options and all except 50,000 options were granted at the fair market value of the Company's common stock on the date of the grant. On May 3, 1993, 50,000 options were granted to a member of the Board of Directors at an option price of $5.875. The fair market value of the Company's common stock on that date was $8.50. At December 31, 1995, 208,500 shares of common stock were available for grant.

     Information related to the options granted under the 1992 Plan is summarized as follows:

                                                   1995                                   1994
                                    ----------------------------------       --------------------------------
                                     NUMBER OF         OPTION PRICE            NUMBER OF      OPTION PRICE
                                      SHARES          RANGE PER SHARE           SHARES       RANGE PER SHARE
                                    ----------       -----------------       ------------   -----------------
Options outstanding:
   Beginning of period  . . . .       660,000        $5.875   - $8.00            622,500    $5.875   - $7.75
   Granted  . . . . . . . . . .       131,500        $8.3125  - $9.75             37,500    $7.1875  - $8.00
   Exercised  . . . . . . . . .       (38,000)       $5.875   - $7.75                -          -        -
                                    ----------       -----------------       ------------   -----------------
   End of period  . . . . . . .       753,500        $5.875   - $9.75            660,000    $5.875   - $8.00
                                    ==========       =================       ============   =================
   Options exercisable  . . . .       580,300        $5.875   - $9.75            480,000    $5.875   - $8.00
                                    ==========       =================       ============   =================

     The Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation" on October 23, 1995. This standard addresses the timing and measurement of stock-based compensation expense. The Company has elected to retain the approach of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," (the intrinsic value method) for recognizing stock-based expense in the consolidated financial statements. The Company will adopt Statement No. 123 in 1996 with respect to the disclosure requirements set forth therein for companies retaining the intrinsic value approach of APB No. 25.

Dividends

     No dividends have been paid or declared.

(6)  LONG-TERM DEBT

     The Company executed a Credit Agreement dated May 19, 1995 (the "Credit Agreement") with a bank. Pursuant to the Credit Agreement, the bank has agreed to provide loans to the Company from time to time, not to exceed in the aggregate $35 million (subject in all events to certain periodic reductions and to the calculation of the Available Borrowing Base, as defined in the Credit Agreement). The Company may borrow, repay and re-borrow such amounts available under the Credit Agreement until March 31, 2000 (subject to certain early termination dates determined in accordance with the Credit Agreement). In addition, the bank has agreed to extend credit to the Company (or any subsidiary of the Company) by issuing, renewing, extending or reissuing letters of credit not exceeding the lesser of (i) $20 million or (ii) the Aggregate Commitments (as defined in the Credit Agreement) minus the aggregate principle amount of all loans then outstanding under the Credit Agreement. The loan facility is unsecured. As of December 31, 1995, the Company, under this agreement, had no loans outstanding and had approximately $18 million in letters of credit issued. These letters of credit are primarily associated with the Redeemable Bearer Shares discussed in Note 3. The Credit Agreement contains covenants which, among other things, restrict the payment of cash dividends to the lesser of $2.5 million or 25% of net income annually, limit the amount of consolidated debt and provide that the Company must maintain a specified relationship between current assets and current liabilities and must maintain a specified net worth.

     The Company executed a Financing Agreement dated July 14, 1995 (the "Financing Agreement") with the International Finance Corporation ("IFC"), a subsidiary of the World Bank. The Financing Agreement is secured by the present and future assets of the borrower, GNR (Cote d' Ivoire) Ltd., a wholly owned subsidiary of the Company. Until the completion date of the project, as defined, the loan is guaranteed by the Company. After completion of the project, the amount guaranteed by the Company, if any, is determined by the amount of the proved oil and gas reserves related to the activities. Pursuant to the Financing Agreement, the IFC has agreed to provide a $17.5 million secured line of credit specifically for the financing of development activities for the Ivory Coast CI-11 project. As of December 31, 1995, the Company, under this agreement, had approximately $12.2 million of loans outstanding with a weighted average annual interest rate of 8.4%. On February 29, 1996, the Company borrowed the remaining balance of this line of credit. The Financing Agreement contains covenants which, among other things, requires the Company to maintain a cash reserve amount equal to the aggregate of the principal and interest which will be due and payable within the next six months.

     The Company's Russian joint venture has a $5 million line of credit with a bank. At December 31, 1995 the joint venture had no loans outstanding under this agreement. At December 31, 1994, this loan had an outstanding balance of $2,550,000 ($1,275,000 net to the Company's interest). This loan bears annual bank charges at the lower of interest at 8.75% per annum plus bank fees, or interest at 10% per annum payable semi-annually on June 15 and December 15.
The line of credit is secured by the guarantee of Tatneft, the Company's Russian joint venture partner.

     The Company capitalizes a portion of its interest costs as part of property and equipment. Interest capitalized in 1995 and 1994 was $382 thousand and $23 thousand, respectively.

     The aggregate amount of maturities of all long-term indebtedness at December 31, 1995 for the next five years are: 1996 - $0.4 million; 1997 - $1.2 million; 1998 - $1.7 million; 1999 - $1.8 million; and 2000 - $1.8 million.

(7)  INCOME TAXES

     Income before income taxes and the components of income tax expense for each of the three years ended December 31, 1995 stated in thousands, consisted of the following:

                                                                   1995                    1994                   1993
                                                                 ----------              ----------            ----------
Income (loss) before income tax expense:
          Domestic  . . . . . . . . . . . . .                    $  (9,722)              $  (7,490)            $   4,857
          Foreign . . . . . . . . . . . . . .                       12,446                   5,893                 6,162
                                                                 ----------              ----------            ----------
                                                                 $   2,724               $  (1,597)            $  11,019
                                                                 ==========              ==========            ==========
Current income tax expense:
          Federal . . . . . . . . . . . . . .                    $     121               $      24             $     175
          Foreign . . . . . . . . . . . . . .                        8,910                   6,632                 6,357
                                                                 ----------              ----------            ----------
                                                                 $   9,031               $   6,656             $   6,532
                                                                 ==========              ==========            ==========

     The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets as of December 31, 1995, 1994, and 1993 stated in thousands were as follows:

                                                                   1995           1994           1993
                                                                ----------     -----------    -----------
     Deferred tax assets:
          Properties and equipment  . . . . . . . . . . . .     $   7,653      $    3,160     $    2,327
          Notes receivable  . . . . . . . . . . . . . . . .         5,333           5,248          6,978
          Other . . . . . . . . . . . . . . . . . . . . . .           230              84            273
          Net operating loss carryforwards  . . . . . . . .         7,129          10,267          8,955
          Percentage depletion carryforwards  . . . . . . .         2,942           3,736          3,485
          Foreign tax credit carryforwards  . . . . . . . .         --              1,545          2,067
          Minimum tax credit carryforwards  . . . . . . . .           848             934            811
          Investment tax credit carryforwards . . . . . . .           517           1,192          1,290
                                                                ----------     -----------    -----------
             Deferred tax assets  . . . . . . . . . . . . .        24,652          26,166         26,186
          Less - valuation allowance  . . . . . . . . . . .       (24,652)        (26,166)       (26,186)
                                                                ----------     -----------    -----------
             Net deferred tax . . . . . . . . . . . . . . .     $    --        $     --       $     --
                                                                ==========     ===========    ===========

     The Company's operating loss carryforwards expire in various amounts from 1997-2006, and the investment tax credit carryforwards expire in various amounts from 1996-2000. The statutory depletion carryforward may be carried forward indefinitely. Utilization of these carryforwards may be limited because these tax attributes were generated in separate return limitation years. In management's judgement, it is unlikely that the majority of the deferred tax assets in the preceding table can be realized as reductions in future taxable income or by utilizing available tax planning strategies. Therefore, an appropriate valuation allowance has been established to recognize this uncertainty. The Company will periodically review the likelihood of realizing these assets and adjust the valuation allowance as needed.

     The effective tax rate in the accompanying consolidated statements of operations was more than the computed expected tax expense at the federal statutory rate of 35% for the three years ended December 31, 1995. Sources of these differences for each of the three years stated in thousands are as follows:

                                                                                 1995            1994             1993
                                                                               ---------       ---------        ---------
Computed statutory tax expense (benefit)  . . . . . . . . . . .                $    953        $   (559)        $  3,857
Increase (decrease) in taxes resulting from:
         Foreign tax expense, net of federal income tax benefits                  5,213           4,311            4,132
         Benefit from sale of Canadian subsidiary . . . . . . .                     --              --            (4,129)
         Income tax benefits not realized . . . . . . . . . . .                   2,695           2,880            2,497
         Realization of changes in valuation allowance  . . . .                    (484)            --               --
         Percentage depletion deductible for tax purposes . . .                    (134)            --               --
         Foreign income not taxed or taxed at different rates on
            which U.S. federal income taxes are not provided  .                     890             --               --
         Other  . . . . . . . . . . . . . . . . . . . . . . . .                    (102)             24              175
                                                                               ---------       ---------        ---------
                                                                               $  9,031        $  6,656         $  6,532
                                                                               =========       =========        =========

(8)  EMPLOYEES' PENSION AND RETIREMENT BENEFITS

  Pension Plan

     The Company sponsors a defined benefit pension plan which covers substantially all U.S. employees. The plan provides benefits based on the employees' years of service and compensation during the years immediately preceding retirement. The Company makes annual contributions to the plan to comply with the minimum funding provisions of the Employee Retirement Income Security Act. The plan investments consist primarily of common equities and fixed income securities.

     The following tables (stated in thousands) detail (i) the components of pension income and expense, (ii) the funded status of the plan and amounts recognized in the Company's consolidated balance sheets and (iii) major assumptions used to determine these projected benefit obligations. Certain assumptions are based on factors, such as interest rates and long-term rates of return on investments, which are subject to change due to forces beyond the Company's control. Changes in the various assumptions utilized could have a significant effect on the amounts reported.

                                                                             1995               1994               1993
                                                                          ----------         ----------        ----------
Components of pension income (expense):
         Service cost . . . . . . . . . . . . . . . . . . .               $    (546)         $    (492)        $    (524)
         Interest cost  . . . . . . . . . . . . . . . . . .                    (375)              (348)             (311)
         Actual return (loss) on plan assets  . . . . . . .                     917               (306)              430
         Net amortization and deferral  . . . . . . . . . .                    (696)               577             (168)
                                                                          ----------         ----------        ----------
                 Net pension cost . . . . . . . . . . . . .               $    (700)         $    (569)        $    (573)
                                                                          ==========         ==========        ==========

Actuarial present value of benefit obligations:
         Accumulated benefit obligations
            Vested  . . . . . . . . . . . . . . . . . . . .               $   4,448          $   3,952         $   3,877
            Nonvested . . . . . . . . . . . . . . . . . . .                     319                361               430
                                                                          ----------         ----------        ----------
                 Total  . . . . . . . . . . . . . . . . . .               $   4,767          $   4,313         $   4,307
                                                                          ==========         ==========        ==========

Projected benefit obligations for service rendered
         to date  . . . . . . . . . . . . . . . . . . . . .               $   6,351          $   5,229         $   5,129
Plan assets at fair value . . . . . . . . . . . . . . . . .                   4,587              3,733             3,952
                                                                          ----------         ----------        ----------
Projected benefit obligations in excess of plan
         assets . . . . . . . . . . . . . . . . . . . . . .                   1,764              1,496             1,177
Unrecognized net transition obligation at January 1,
         1986, recognized over 15 years . . . . . . . . . .                     (55)               (66)              (76)
Unrecognized prior service cost at January 1, 1989,
         recognized over 9 years  . . . . . . . . . . . . .                    (171)              (180)             (189)
Unrecognized net loss . . . . . . . . . . . . . . . . . . .                    (696)              (670)             (377)
                                                                          ----------         ----------        ----------
         Accrued pension liability  . . . . . . . . . . . .               $     842          $     580         $     535
                                                                          ==========         ==========        ==========
Assumptions:
         Discount rate  . . . . . . . . . . . . . . . . . .                     7.0%               7.5%              7.0%
         Rate of increase in compensation levels  . . . . .                     5.0%               5.0%              5.0%
         Expected long-term rate of return on plan assets .                     7.0%               7.0%              8.0%


Employee Savings Plan

     On October 1, 1993, the Company adopted the Employees 401(k) Savings Plan ("ESP"), a defined contribution plan, which covers substantially all U.S. employees. The Company matches a portion of the employees' contributions with treasury shares of the Company's common stock. The Company recorded expense of approximately $118,000, $104,000 and $35,000 relating to its contributions to the ESP during 1995, 1994 and 1993, respectively.

(9)  COMMITMENTS AND CONTINGENCIES

  Commitments

     In the normal course of business, the Company undertakes commitments for purchases of leases and delay rentals under oil, gas and mineral leases, all of which are not expected to be material.

     The Company leases office space under operating leases that expire over the next several years. Minimum annual rental payments stated in thousands for each of the next five years are:

1996 . . . . . . . . . . . . . . . . . . . . . . . . . $   353
1997 . . . . . . . . . . . . . . . . . . . . . . . . .     456
1998 . . . . . . . . . . . . . . . . . . . . . . . . .     507
1999 . . . . . . . . . . . . . . . . . . . . . . . . .     461
2000 . . . . . . . . . . . . . . . . . . . . . . . . .      38
                                                       -------
                                                       $ 1,815
                                                       =======

     During 1995, 1994 and 1993, the Company's rent expense was $380,000, $372,000 and $434,000, respectively.

  Contingencies

     The Company has pending litigation incidental to its operations. Management believes none of the litigation is expected to have a material adverse effect on the Company's financial position or the results of operations.

(10) MAJOR BUSINESS SEGMENTS AND MAJOR CUSTOMERS

     The Company operates in two industry segments, oil and gas exploration, development and production and the gathering and transportation of natural gas and crude oil. Domestic oil and gas production is marketed to numerous purchasers under long-term, short-term and spot-market contracts. These purchasers consist primarily of natural gas marketing companies, natural gas and electric utilities and their affiliates, industrial companies and oil refineries and marketers located in the South and Southwest regions of the
United States.   In 1995, 1994 and 1993, sales to El Paso Natural Gas Company represented 2%, 9% and 13% of the Company's consolidated oil and gas revenues, respectively. Beginning January 1, 1994, the Company entered into a long-term contract with Midcon Texas Pipeline ("Midcon") for gas sales from the Taylor Lake field. During 1995 and 1994, 11% and 13%, respectively, of the Company's consolidated oil and gas revenues were attributable to sales to Midcon. International oil and gas production is also marketed to various purchasers under long-term, short-term and spot-market contracts. Purchases of LNG from the IJV include Japanese, Taiwanese and Korean utility and industrial companies, while purchases of other foreign oil and gas production consist of international oil marketers, electric utilities and oil refineries. During 1995 and 1994, 100% and 95%, respectively, of the Company's Russian oil sales were made to Rusoil GMBH through the international oil marketer, Nafta Moscow. No other international purchaser represented more than 10% of the Company's consolidated oil and gas revenues.

     The pipeline segment's customers consist of natural gas marketing companies, natural gas and electric utilities and industrial companies which are primarily located in the Southwest and Midwest states. During 1995, the pipeline segment's sales were concentrated with eleven customers accounting for 81% of its total sales.

     Prices received for domestic and international oil and natural gas fluctuate based on numerous factors, including general market conditions and weather in the region. Fluctuations in prices received for these commodities could significantly impact the Company's revenues and future cash flows.

     Financial information by segment is stated in thousands and summarized as follows:

                                                                    1995          1994           1993
                                                                 ----------    ----------     ----------
     Revenues:
          Oil and gas operations  . . . . . . . . . . . . . .    $  58,923     $  44,934      $  36,474
          Pipeline operations . . . . . . . . . . . . . . . .       29,637        20,664         43,415
          Intersegment eliminations . . . . . . . . . . . . .      (10,103)       (2,655)        (4,805)
                                                                 ----------    ----------     ----------
              Total revenues  . . . . . . . . . . . . . . . .    $  78,457     $  62,943      $  75,084
                                                                 ==========    ==========     ==========

                                             (Table continued on following page)

                                                                    1995          1994           1993
                                                                 ----------    ----------     ----------
     Income (loss) before income tax expense:
          Oil and gas operations (1)  . . . . . . . . . . . .    $   5,372     $  (2,012)     $  10,486
          Pipeline operations (1) . . . . . . . . . . . . . .       (3,025)         (299)          (642)
          Corporate  .. . . . . . . . . . . . . . . . . . . .          377           714          1,175
                                                                 ----------    ----------     ----------
              Total income (loss) before income tax expense .    $   2,724     $  (1,597)     $  11,019
                                                                 ==========    ==========     ==========

     Depletion, depreciation and amortization:
          Oil and gas operations (1)  . . . . . . . . . . . .    $  21,046     $   7,744      $   6,591
          Pipeline operations (1) . . . . . . . . . . . . . .        3,864         1,057          1,106
          Corporate  .. . . . . . . . . . . . . . . . . . . .        1,076         1,036            679
                                                                 ----------    ----------     ----------
              Total depletion, depreciation and amortization     $  25,986     $   9,837      $   8,376
                                                                 ==========    ==========     ==========

     Capital expenditures:
          Oil and gas operations  . . . . . . . . . . . . . .    $  57,633     $  50,381      $  23,121
          Pipeline operations . . . . . . . . . . . . . . . .          304           477          1,191
          Corporate . . . . . . . . . . . . . . . . . . . . .          817         1,443          1,540
                                                                 ----------    ----------     ----------
              Total capital expenditures  . . . . . . . . . .    $  58,754     $  52,301      $  25,852
                                                                 ==========    ==========     ==========

     Identifiable assets:
          Oil and gas operations  . . . . . . . . . . . . . .    $ 128,738     $  96,398      $  68,752
          Pipeline operations . . . . . . . . . . . . . . . .       16,291        18,303         24,146
          Corporate . . . . . . . . . . . . . . . . . . . . .       15,300        39,799         69,033
                                                                 ----------    ----------     ----------
              Total identifiable assets . . . . . . . . . . .    $ 160,329     $ 154,500      $ 161,931
                                                                 ==========    ==========     ==========

----------------
(1) Includes 1995 non-cash impairment expenses of $1.7 million and $2.8 million for oil and gas operations and pipeline operations, respectively, resulting from the adoption of Statement No. 121. See Note 1.

     The Company has a significant portion of its operations in various geographic areas of the world. During 1995, 42% of the revenues, 43% of the identifiable assets and 75% of the equivalent barrels of oil reserves were derived from or located in areas outside of the United States. In addition, 100% of the Company's income before income tax expense relates to activities outside of the United States during 1995.

     The Company's activities in these areas are subject to the usual risks associated with foreign operations, including political and economic uncertainties, risks of cancellation or unilateral modification of agreements, operating restrictions, currency repatriation restrictions, expropriation, export restrictions, the imposition of new taxes and the increase of existing taxes, inflation, foreign exchange fluctuations and other risks arising out of foreign government sovereignty over areas in which the operations are conducted. The Company has endeavored to protect itself against certain political and commercial risks inherent in these operations. There is no certainty that the steps taken by the Company will provide adequate protection.

     On March 3, 1995, the Company was notified that its Russian joint venture had received an exemption from paying export tax on crude oil sold outside of Russia for one year beginning January 1, 1995. The Company believes it has complied with the investment criteria which form the basis of the exemption for 1996. However, at the time of writing, Tatex had not received notification of exemption from the export tax in 1996. The International Monetary Fund has made the complete removal of the export tax from all exporters by July 1, 1996 a precondition for granting certain loans to the Russian government. Some officials have indicated that in the event of the removal of the export tax, the excise tax will be raised to compensate for lost tax revenues at that time. Recent statements and actions by government ministries in connection with the liberalization of Russian crude export controls indicate that in the future, joint ventures may have to compete with Russian production associations for limited pipeline capacity to export markets. Crude oil not exported from the Russian Federation is sold on the domestic market or exported to the "near-abroad", countries which formerly comprised the USSR, for prices at approximately 70 percent of world market levels. Until the export tax exemption is officially granted to Tatex, it is impossible to forecast with accuracy the volume to be exported for world prices.

     Financial information by geographic area is stated in thousands and summarized as follows:

                                                       1995            1994              1993
                                                    -----------     -----------      -----------
Revenues
     United States  . . . . . . . . . . . . .       $   45,137      $   39,028       $   58,667
     Indonesia  . . . . . . . . . . . . . . .           12,418          11,738           11,349
     Russia   . . . . . . . . . . . . . . . .           16,075          12,171            4,602
     Ivory Coast  . . . . . . . . . . . . . .            4,377             --               --
     Egypt  . . . . . . . . . . . . . . . . .              442             --               --
     Other International (1)  . . . . . . . .                8               6              466
                                                    -----------     -----------      -----------
          Total . . . . . . . . . . . . . . .       $   78,457      $   62,943       $   75,084
                                                    ===========     ===========      ===========
Income (loss) before income tax expense
     United States (2)  . . . . . . . . . . .       $   (9,722)     $   (7,490)      $    4,857
     Indonesia  . . . . . . . . . . . . . . .           12,235          11,600           11,218
     Russia   . . . . . . . . . . . . . . . .            3,333          (1,475)          (2,457)
     Ivory Coast  . . . . . . . . . . . . . .              415            (641)             --
     Egypt  . . . . . . . . . . . . . . . . .           (1,860)           (145)             --
     Other International (1)  . . . . . . . .           (1,677)         (3,446)          (2,599)
                                                    -----------     -----------      -----------
          Total . . . . . . . . . . . . . . .       $    2,724      $   (1,597)      $   11,019
                                                    ===========     ===========      ===========
Identifiable assets
     United States  . . . . . . . . . . . . .       $   90,398      $  115,678       $  140,933
     Indonesia  . . . . . . . . . . . . . . .            4,237           4,535            5,636
     Russia   . . . . . . . . . . . . . . . .           21,120          19,228           10,011
     Ivory Coast  . . . . . . . . . . . . . .           33,167          10,949            3,787
     Egypt  . . . . . . . . . . . . . . . . .           11,003           2,772              --
     Other International (1)  . . . . . . . .              404           1,338            1,564
                                                    -----------     -----------      -----------
          Total . . . . . . . . . . . . . . .       $  160,329      $  154,500       $  161,931
                                                    ===========     ===========      ===========

----------------
(1) Other International includes Turkey, Malaysia, Argentina and Canada. During 1993, the Company sold its Argentinean and Canadian properties.
(2) Includes 1995 non-cash impairment charges of $4.5 million resulting from the adoption of Statement No. 121. See Note 1.

(11) RELATED PARTY TRANSACTIONS

     In 1990, the Company issued 1,100,000 shares of common stock from its treasury to Noel in exchange for Noel's 10% subordinated convertible debenture in the principal amount of $6.6 million (the "Noel Debenture"). On December 31, 1990, the Noel Debenture was surrendered to Noel in exchange for 789,946 shares of Noel common stock. Noel conducts its principal operations through small and medium sized operating companies in which Noel holds controlling or other significant equity interests.

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

     On November 29, 1993, Noel distributed shares of Sylvan Foods Holdings, Inc. ("Sylvan"). The Company received 54,860 shares of Sylvan as the result of the distribution. During December 1993, the Company disposed of 25,000 shares of Sylvan stock for an average net sales proceeds of $8.37 per share. During January 1994, the Company disposed of its remaining investment in Sylvan for an average net sales proceeds of $7.89 per share.

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

                         GLOBAL NATURAL RESOURCES INC.
        SUPPLEMENTARY TABLES ON RESERVE DATA AND OIL AND GAS OPERATIONS
                                  (UNAUDITED)

                                                                                                          PAGE
                                                                                                          ----
Results of Operations for Producing Activities and Costs Incurred in Oil and
   Gas Property Acquisition, Exploration and Development Activities for the
   three years ended December 31, 1995 and Capitalized Costs Relating to Oil
   and Gas Producing Activities at December 31, 1995, 1994 and 1993
   Table 1  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    57

Reserve Quantity Information for the three years ended December 31, 1995
   Table 2  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    60

Standardized Measure of Discounted Future Net Cash Flows Related to Proved
   Oil and Gas Reserves for the three years ended December 31, 1995
   Table 3  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    62

Notes to Supplementary Tables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    63

TABLE 1

                GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
 RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES AND COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES FOR THE THREE
 YEARS ENDED DECEMBER 31, 1995 AND CAPITALIZED COSTS RELATING TO OIL AND GAS
           PRODUCING ACTIVITIES AT DECEMBER 31, 1995, 1994 AND 1993
                      (AMOUNTS IN THOUSANDS) (UNAUDITED)

       The following table reflects activity relating to oil and gas producing activities by geographic area.

                                              UNITED                                IVORY
                                              STATES       RUSSIA    INDONESIA      COAST        OTHER(1)      TOTAL
                                            ----------   ---------- -----------   ----------    ----------   ----------
YEAR ENDED DECEMBER 31, 1995
Net Revenues from production:
   Sales of oil and gas to non-affiliates   $  24,851    $  16,038  $   12,418    $   4,377     $     450    $  58,134
Production (lifting costs)  . . . . . . .       5,743        6,190         --         1,010            56       12,999
Depletion, depreciation and amortization       15,422        1,513         131        2,100           134       19,300
Impairment of long-lived assets . . . . .       1,746          --          --           --            --         1,746
Exploration expense . . . . . . . . . . .       7,119          367         --           471         3,811       11,768
Income tax expense  . . . . . . . . . . .         121        1,066       6,953          832            59        9,031
                                            ----------   ---------- -----------   ----------    ----------   ----------
Results of activities . . . . . . . . . .   $  (5,300)   $   6,902  $    5,334    $     (36)    $  (3,610)   $   3,290
                                            ==========   ========== ===========   ==========    ==========   ==========

YEAR ENDED DECEMBER 31, 1994
Net Revenues from production:
   Sales of oil and gas to non-affiliates   $  20,119    $  11,951  $   11,738    $     --      $       6    $  43,814
Production (lifting costs)(2) . . . . . .       3,368        7,835         --           --            --        11,203
Depletion, depreciation and amortization        6,559        1,054         131          --            --         7,744
Exploration expense . . . . . . . . . . .      17,710          496         --           --          1,119       19,325
Income tax expense  . . . . . . . . . . .          24           55       6,577          --            --         6,656
                                            ----------   ---------- -----------   ----------    ----------   ----------
Results of activities . . . . . . . . . .   $  (7,542)   $   2,511  $    5,030    $     --      $  (1,113)   $  (1,114)
                                            ==========   ========== ===========   ==========    ==========   ==========

YEAR ENDED DECEMBER 31, 1993
Net Revenues from production:
   Sales of oil and gas to non-affiliates   $  19,276    $   4,602  $   11,349    $     --      $     466    $  35,693
Production (lifting costs)(2) . . . . . .       3,730        3,962         --           --            443        8,135
Depletion, depreciation and amortization        5,888          260         131          --            312        6,591
Exploration expense . . . . . . . . . . .       5,580          124         --           --          1,242        6,946
Income tax expense  . . . . . . . . . . .         177           37       6,320          --             (2)       6,532
                                            ----------   ---------- -----------   ----------    ----------   ----------
Results of activities . . . . . . . . . .   $   3,901    $     219  $    4,898    $     --      $  (1,529)   $   7,489
                                            ==========   ========== ===========   ==========    ==========   ==========

------------------------
(1) Other includes Malaysia, Egypt, Turkey, Argentina and Canada. During 1993, the Company sold its Argentinean and Canadian properties.

(2) Included in Russian production expenses are export tax expenses of $4.1 million and $1.7 million during 1994 and 1993, respectively.





                See accompanying notes to supplementary tables.

TABLE 1 CONTINUED.

     The following table reflects activity relating to costs incurred in oil and gas property acquisition, exploration and development activities by geographic area.

                                              UNITED                                IVORY
                                              STATES       RUSSIA      EGYPT        COAST        OTHER(1)      TOTAL
                                            ----------   ---------- -----------   ----------    ----------   ----------
YEAR ENDED DECEMBER 31, 1995
Property acquisition costs:
  Proved  . . . . . . . . . . . . . .       $   3,182    $     --   $      --     $     --      $    --      $   3,182
  Unproved  . . . . . . . . . . . . .           2,676          --           13          126          --          2,815
Exploration costs . . . . . . . . . .          12,756          367       4,772          441          776        19,112
Development costs . . . . . . . . . .          10,101        3,933       4,792       18,359          --         37,185
                                            ----------   ---------- -----------   ----------    ----------   ----------
Total   . . . . . . . . . . . . . . .       $  28,715       $4,300  $    9,577    $  18,926         $776     $  62,294
                                            ==========   ========== ===========   ==========    ==========   ==========

YEAR ENDED DECEMBER 31, 1994
Property acquisition costs:
  Proved  . . . . . . . . . . . . . .       $   3,790    $     --   $      --     $     --      $    --      $   3,790
  Unproved  . . . . . . . . . . . . .           2,440          --          885          --           --          3,325
Exploration costs . . . . . . . . . .          25,876          496       2,022        3,032          602        32,028
Development costs . . . . . . . . . .           8,773        5,527         --         2,624          --         16,924
                                            ----------   ---------- -----------   ----------    ----------   ----------
Total   . . . . . . . . . . . . . . .       $  40,879       $6,023  $    2,907    $   5,656     $    602     $  56,067
                                            ==========   ========== ===========   ==========    ==========   ==========

YEAR ENDED DECEMBER 31, 1993
Property acquisition costs:
  Proved  . . . . . . . . . . . . .         $    --      $     --   $      --     $     --      $    --      $     --
  Unproved  . . . . . . . . . . . .             3,334          --          --             9           21         3,364
Exploration costs . . . . . . . . .            12,971          124         --         4,001          917        18,013
Development costs . . . . . . . . .             1,027        3,007         --            41          (10)        4,065
                                            ----------   ---------- -----------   ----------    ----------   ----------
Total   . . . . . . . . . . . . . .         $  17,332    $   3,131  $      --     $   4,051     $    928     $  25,442
                                            ==========   ========== ===========   ==========    ==========   ==========

------------------------
(1) Other includes Malaysia, Turkey, Argentina and Canada. During 1993, the Company sold its Argentinean and Canadian properties.





                See accompanying notes to supplementary tables.

TABLE 1 CONTINUED.


       The following table reflects the capitalized costs relating to oil and gas producing activities by geographic area.

                                       UNITED                                             IVORY
                                       STATES       RUSSIA    INDONESIA       EGYPT       COAST        OTHER(1)      TOTAL
                                     ----------   ----------  ----------    ---------   ----------     --------    ----------
AT DECEMBER 31, 1995
Capitalized cost:
   Unproved . . . . . . . . . . .    $   4,850    $     --    $     --      $    897     $    118      $   245     $   6,110
   Producing  . . . . . . . . . .      109,804       13,103       3,962        9,331       27,146          134       163,480
Accumulated depletion and
   depreciation . . . . . . . . .      (62,895)      (2,635)     (2,779)        (134)      (2,100)         --        (70,543)
                                     ----------   ----------  ----------    ---------    ---------     --------    ----------
Net capitalized costs . . . . . .    $  51,759    $  10,468   $   1,183     $ 10,094     $ 25,164      $   379     $  99,047
                                     ==========   ==========  ==========    =========    =========     ========    ==========

AT DECEMBER 31, 1994
Capitalized cost:
   Unproved . . . . . . . . . . .    $   3,350    $     --    $     --      $    885     $      9      $   386     $   4,630
   Producing  . . . . . . . . . .       89,666        9,753       3,962        1,877        8,798          916       114,972
Accumulated depletion and
   depreciation . . . . . . . . .      (45,727)      (1,423)     (2,648)         --           --           --        (49,798)
                                     ----------   ----------  ----------    ---------    ---------     --------    ----------
Net capitalized costs . . . . . .    $  47,289    $   8,330   $   1,314     $  2,762     $  8,807      $ 1,302     $  69,804
                                     ==========   ==========  ==========    =========    =========     ========    ==========

AT DECEMBER 31, 1993
Capitalized cost:
   Unproved . . . . . . . . . . .    $   6,064    $     --    $     --      $    --      $      9      $   389     $   6,462
   Producing  . . . . . . . . . .       76,828        4,332       3,962          --         3,784          --         88,906
Accumulated depletion and
   depreciation . . . . . . . . .      (44,832)        (387)     (2,516)         --           --           --        (47,735)
                                     ----------   ----------  ----------    ---------    ---------     --------    ----------
Net capitalized costs . . . . . .    $  38,060    $   3,945   $   1,446     $    --      $  3,793      $   389     $  47,633
                                     ==========   ==========  ==========    =========    =========     ========    ==========


------------------------
(1) Other includes Malaysia, Turkey, Argentina and Canada. During 1993, the Company sold its Argentinean and Canadian properties.





                See accompanying notes to supplementary tables.

TABLE 2

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                          RESERVE QUANTITY INFORMATION
                               NATURAL GAS (MMCF)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                                  (UNAUDITED)

                                           UNITED
                                           STATES      INDONESIA(1)      EGYPT         IVORY        OTHER(2)       TOTAL
                                          ----------   ------------     -------       --------      --------    ----------
Proved Reserves:
January 1, 1993 . . . . . . . . . .          42,094        76,081           --             --           239       118,414
   Revisions of previous estimates            6,651         7,394           --             --           --         14,045
   Extensions, discoveries and
      other additions   . . . . . .          22,920           --            --             --           --         22,920
   Sales of reserves-in-place   . .            (665)          --            --             --          (170)         (835)
   Production   . . . . . . . . . .          (7,019)       (3,769)          --             --           (69)      (10,857)
                                          ----------   -----------      -------       --------      --------    ----------

December 31, 1993 . . . . . . . . .          63,981        79,706           --             --           --        143,687
   Revisions of previous estimates            1,270         4,757           --             --           --          6,027
   Extensions, discoveries and
      other additions   . . . . . .           9,875           --            --          18,432          --         28,307
   Purchases of reserves-in-place             2,079           --            --             --           --          2,079
   Sales of reserves-in-place   . .          (8,803)          --            --             --           --         (8,803)
   Production   . . . . . . . . . .          (8,904)       (4,473)          --             --           --        (13,377)
                                          ----------   -----------      -------       --------      --------    ----------

December 31, 1994 . . . . . . . . .          59,498        79,990           --          18,432          --        157,920
   Revisions of previous estimates            8,471        (3,165)        1,399            278          --          6,983
   Extensions, discoveries and
      other additions   . . . . . .          11,524           --            --           2,559          --         14,083
   Purchases of reserves-in-place             2,840           --            --             --           --          2,840
   Sales of reserves-in-place   . .             --            --            --             --           --          --
   Production   . . . . . . . . . .         (13,710)       (3,933)          --            (203)         --        (17,846)
                                          ----------   -----------      -------       --------      --------    ----------
December 31, 1995 . . . . . . . . .          68,623        72,892         1,399         21,066          --        163,980
                                          ==========   ===========      =======       ========      ========    ==========
Proved Developed Reserves:
   December 31, 1993  . . . . . . .          42,204        53,931           --             --           --         96,135
   December 31, 1994  . . . . . . .          48,946        65,021           --             --           --        113,967
   December 31, 1995  . . . . . . .          59,626        57,777         1,399         11,415          --        130,217

------------------------
(1)  All Indonesia Mmcf amounts appearing in this table are for dry gas.
(2)  Other includes Argentina and Canada which were sold during 1993.
(3) Includes for 1995 primary reserves only. If secondary recovery techniques would be implemented a decrease of 151 Mmcf would result.





                See accompanying notes to supplementary tables.

TABLE 2 CONTINUED.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                          RESERVE QUANTITY INFORMATION
                             OIL/CONDENSATE (MBBL)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                                  (UNAUDITED)

                                         UNITED                                               IVORY
                                         STATES      INDONESIA     RUSSIA        EGYPT       COAST(3)    OTHER(1)      TOTAL
                                         --------    ---------    --------      -------     --------    ----------   --------
Proved Reserves:
January 1, 1993 . . . . . . . . . .          939          837       4,882          --                        148       6,806
   Revisions of previous estimates           161          222         142          --                        --          525
   Extensions, discoveries and
      other additions   . . . . . .          666          --        2,596          --                        --        3,262
   Sales of reserves-in-place   . .          (48)         --          --           --                       (125)       (173)
   Production   . . . . . . . . . .         (259)         (54)       (323)         --                        (23)       (659)
                                         --------    ---------    --------      -------     --------    ---------    --------

December 31, 1993(2)  . . . . . . .        1,459        1,005       7,297          --                        --        9,761
   Revisions of previous estimates           232          108       2,109          --                        --        2,449
   Extensions, discoveries and
      other additions   . . . . . .          792          --        4,593        3,520        2,210          --       11,115
   Purchase of reserves-in-place  .           15          --          --           --           --           --           15
   Sales of reserves-in-place   . .          (96)         --          --           --           --           --          (96)
   Production   . . . . . . . . . .         (229)         (47)       (842)         --           --           --       (1,118)
                                         --------    ---------    --------      -------     --------    ---------    --------

December 31, 1994(2)  . . . . . . .        2,173        1,066      13,157        3,520        2,210          --       22,126
   Revisions of previous estimates           --           132       1,497        4,423           72          --        6,124
   Extensions, discoveries and
      other additions(4)  . . . . .           11          --        1,978          --           989          --        2,978
   Purchase of reserves-in-place  .          781          --          --           --           --           --          781
   Sales of reserves-in-place   . .          --           --          --           --           --           --          --
   Production   . . . . . . . . . .         (244)         (45)     (1,062)         (25)        (261)         --       (1,637)
                                         --------    ---------    --------      -------     --------    ---------    --------
December 31, 1995(2)  . . . . . . .        2,721        1,153      15,570        7,918        3,010          --       30,372
                                         ========    =========    ========      =======     ========    =========    ========
PROVED DEVELOPED RESERVES:
   December 31, 1993  . . . . . . .          859          762       7,297          --           --           --        8,918
   December 31, 1994  . . . . . . .        1,085          870       8,866          --           --           --       10,821
   December 31, 1995  . . . . . . .        1,861        1,022       9,176          265        1,720          --       14,044
------------------------

(1)   Other includes Argentina and Canada which were sold during 1993.
(2) Includes reserves of 1,557 MBbl, 1,316 MBbl and 1,459 MBbl in 1995, 1994 and 1993, respectively, attributable to a minority interest (10% in 1995 and 1994 and 20% during 1993) in a consolidated subsidiary.
(3) Includes for 1995 primary reserves only. If secondary recovery techniques would be implemented an increase of 461 MBbls would result.
(4) Includes for 1995 reserves associated with the right to develop the Suncheleevsky field in Russia.





                See accompanying notes to supplementary tables.

TABLE 3
                GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
           STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
          RELATED TO PROVED OIL AND GAS RESERVES FOR THE THREE YEARS
                           ENDED DECEMBER 31, 1995
                      (AMOUNTS IN THOUSANDS) (UNAUDITED)

                                            UNITED
                                            STATES      INDONESIA      RUSSIA        EGYPT       IVORY         TOTAL
                                          ----------    ----------    ---------    ----------  ----------    ----------
DECEMBER 31, 1995
   Future cash flows  . . . . . . . . . . $ 197,591     $ 179,534     $ 261,880    $ 144,528   $ 103,820     $ 887,353
   Future production and
      development costs   . . . . . . . .    50,766        36,305       148,190       78,431      35,964       349,656
   Future income taxes  . . . . . . . . .    26,934        70,323        37,360       25,195      16,733       176,545
                                          ----------    ----------    ---------    ----------  ----------    ----------
   Future net cash flows  . . . . . . . .   119,891        72,906        76,330       40,902      51,123       361,152
   10% annual discount for estimated
      timing of cash flows  . . . . . . .    29,144        36,198        36,820       15,853      14,091       132,106
                                          ----------    ----------    ---------    ----------  ----------    ----------
   Standardized measure of
      discounted future net cash flows
      relating to oil and gas
       reserves(1). . . . . . . . . . . . $  90,747     $  36,708     $  39,510    $  25,049   $  37,032     $ 229,046
                                          =========    ==========    =========    ==========  ==========    ==========

DECEMBER 31, 1994
   Future cash flows  . . . . . . . . . . $ 124,471     $ 175,855     $ 189,592    $  55,378   $  66,448     $ 611,744
   Future production and
      development costs   . . . . . . . .    39,075        44,017       111,602       29,128      37,595       261,417
   Future income taxes  . . . . . . . . .     2,076        64,823        23,619        9,497       8,974       108,989
                                          ----------    ----------    ---------    ----------  ----------    ----------
   Future net cash flows  . . . . . . . .    83,320        67,015        54,371       16,753      19,879       241,338
   10% annual discount for estimated
      timing of cash flows  . . . . . . .    23,330        32,792        23,562        8,601      10,438        98,723
                                          ----------    ----------    ---------    ----------  ----------    ----------
   Standardized measure of
      discounted future net cash flows
      relating to oil and gas
      reserves(1) . . . . . . . . . . . . $  59,990     $  34,223     $  30,809    $   8,152   $   9,441     $ 142,615
                                          ==========    ==========    =========    ==========  ==========    ==========

DECEMBER 31, 1993
   Future cash flows  . . . . . . . . . . $ 160,935     $ 154,573     $  83,552    $     --    $     --      $ 399,060
   Future production and
      development costs   . . . . . . . .    52,516        43,673        48,756          --          --        144,945
   Future income taxes  . . . . . . . . .     7,705        54,915         9,771          --          --         72,391
                                          ----------    ----------    ---------    ----------  ----------    ----------
   Future net cash flows  . . . . . . . .   100,714        55,985        25,025          --          --        181,724
   10% annual discount for estimated
      timing of cash flows  . . . . . . .    32,487        27,835        12,200          --          --         72,522
                                          ----------    ----------    ---------    ----------  ----------    ----------
   Standardized measure of
      discounted future net cash flows
      relating to oil and gas
      reserves(1) . . . . . . . . . . . . $  68,227     $  28,150     $  12,825    $     --    $     --      $ 109,202
                                          ==========    ==========    =========    ==========  ==========    ==========

------------------------
(1) Includes $5.9 million, $3.1 million and $2.6 million in 1995, 1994 and 1993, respectively, attributed to a minority interest (10% in 1995 and 1994 and 20% during 1993) in a consolidated subsidiary.


                 See accompanying Notes to Supplementary Tables

TABLE 3 CONTINUED.

      The following table shows changes in the Standardized Measure of Discounted Future Net Cash Flows for the three years ended December 31, 1995.



                                                               1995                1994                1993
                                                           -----------         -----------         -----------
Beginning of year . . . . . . . . . . . . . . . . .        $  142,615          $  109,202          $   93,955
Changes resulting from:
Sales and transfers of oil and gas produced, net
     of production costs  . . . . . . . . . . . . .           (45,124)            (32,612)            (27,558)
Net changes in prices and production costs  . . . .            19,616             (17,822)            (45,242)
Extensions, discoveries, additions and improved
    recovery, less related costs  . . . . . . . . .            94,866              49,847              33,610
Change in development cost during the period  . . .           (33,022)             (1,444)              3,308
Revisions of previous quantity estimates  . . . . .            52,621              15,534              16,306
Purchase and sales of minerals-in-place, net  . . .            11,037              (9,115)             (1,763)
Accretion of discount . . . . . . . . . . . . . . .            19,725              14,407              12,944
Net changes in income taxes . . . . . . . . . . . .           (47,191)            (20,731)              7,955
Changes in production, timing and other . . . . . .            13,903              35,349              15,687
                                                           -----------         -----------         -----------
End of year . . . . . . . . . . . . . . . . . . . .        $  229,046          $  142,615          $  109,202
                                                           ===========         ===========         ===========


Notes to Supplementary Tables

     The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development and other factors.

     At December 31, 1995, 1994 and 1993, the Company's gross oil and gas reserve estimates for properties located in the United States and Russia were
prepared by Ryder Scott Company Petroleum Engineers.   At December 31, 1995 and
1994, Ivory Coast and Egyptian gross oil and gas reserve estimates were prepared by Netherland, Sewell & Associates, Inc. Indonesian reserves are based on information obtained by the Company from public sources.

     Income tax expense (benefit) in Table 1 for United States is alternative minimum tax. There are no other income taxes for this geographic area because of net operating loss carryforwards (see Note 7 to Consolidated Financial Statements). The income tax expense in Table 1 for Indonesia and the Ivory Coast reflects actual taxes paid in those countries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company will file with the Securities and Exchange Commission pursuant to Regulation 14A a definitive Proxy Statement involving the election of directors not later than 120 days after December 31, 1995. The information required by this item with respect to officers and directors will appear in such definitive Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The Company will file with the Securities and Exchange Commission pursuant to Regulation 14A a definitive Proxy Statement involving the election of directors not later than 120 days after December 31, 1995. The information required by this item with respect to executive compensation will appear in such definitive Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company will file with the Securities and Exchange Commission pursuant to Regulation 14A a definitive Proxy Statement involving the election of directors not later than 120 days after December 31, 1995. The information required by this item with respect to security ownership will appear in such definitive Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company will file with the Securities and Exchange Commission pursuant to Regulation 14A a definitive Proxy Statement involving the election of directors not later than 120 days after December 31, 1995. The information required by this item with respect to certain relationships and related transactions will appear in such definitive Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements listed below are included as Part II, Item 8 hereof:

         CONSOLIDATED FINANCIAL STATEMENTS                                                                PAGE
                                                                                                          ----
             Independent Auditors' Report   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        37

             Consolidated Balance Sheets at December 31, 1995 and 1994  . . . . . . . . . . . . . .        38

             Consolidated Statements of Operations for the three years ended December 31,
               1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        39

             Consolidated Statements of Shareholders' Equity for the three years ended December
               31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        40

             Consolidated Statements of Cash Flows for the three years ended December
               31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        41

         Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . .        43

         Supplementary Tables on Reserve Data and Oil and Gas Operations  . . . . . . . . . . . . .        56

(a)(2)   Financial Statement Schedules

         None

(a)(3)   Exhibits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        67

(b)      Reports on Form 8-K for the quarter ended December 31, 1995

         None

                                   SIGNATURES

 PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                        GLOBAL NATURAL RESOURCES INC.
Date: March 25, 1996
                             By              /s/ ROBERT F. VAGT
                                 ----------------------------------------------
                                               Robert F. Vagt
                                            Chairman of the Board
                                    President and Chief Executive Officer
Date: March 25, 1996

                             By              /s/ ERIC LYNN HILL
                                 ----------------------------------------------
                                               Eric Lynn Hill
                              Senior Vice President, Finance and Administration
                                (Principal Financial and Accounting Officer)

 PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED AS OF MARCH 25, 1996.


      /s/ WILLIAM L. BENNETT *                    Director
-------------------------------------
         William L. Bennett

        /s/ JOHN A. BROCK *                       Director
-------------------------------------
           John A. Brock

       /s/ PAUL E. CARLTON *                      Director
-------------------------------------
          Paul E. Carlton

    /s/ PATRICK L. MACDOUGALL *                   Director
-------------------------------------
       Patrick L. Macdougall

        /s/ JAMES G. NIVEN *                      Director
-------------------------------------
           James G. Niven

      /s/ SIDNEY R. PETERSEN *                    Director
-------------------------------------
        Sidney R. Petersen

       /s/ LINDA F. SJOMAN *                      Director
-------------------------------------
          Linda F. Sjoman

         /s/ ROBERT F. VAGT                 Chairman of the Board
-------------------------------------
           Robert F. Vagt


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

           10.34 USAgas Pipeline Company General Partnership Agreement. (Incorporated herein by reference to Exhibit 1 to the September 30, 1990 Form 10-Q.)

           10.35     San Pedro Ranch Purchase and Sale Agreement.
                     (Incorporated herein by reference to Exhibit 10.51 to the 1991 Form 10-K.)

           10.36 Alabama Ferry Field Purchase and Sale Agreement. (Incorporated herein by reference to Exhibit 10.52 to the 1991 Form 10-K.)

*          10.37     Global Natural Resources Inc. 1992 Stock Option Plan.
                     (Incorporated herein by reference to Exhibit 10.47 to the June 30, 1992 Form 10-Q.)

*          10.38     Form of Stock Option Agreement. (Incorporated herein by
                     reference to Exhibit 10.48 to the June 30, 1992 Form
                     10-Q.)

           10.39 Assignment of Partnership Interests and Mutual Release Agreement. (Incorporated herein by reference to Exhibit
                     10.50 to the September 30, 1992 Form 10-Q.)

           10.40 Acquisition Agreement dated May 17, 1993 between UMIC Cote D'Ivoire Corporation and G.N.R. (Cote D'Ivoire) Ltd. Ivory Coast Production Sharing Contract - Block CI-11. (Incorporated herein by reference to Exhibit 10.40 to the 1994 Form 10-K.)

           10.41 Farmout Agreement dated July 25, 1994 between GNR (Egypt) Ltd. And Apache Oil Egypt, Inc. Qarun Concession Egypt. (Incorporated herein by reference to Exhibit 10.41 to the 1994 Form 10-K.)

           10.42 Credit Agreement dated May 19, 1995 among Global Natural Resources Corporation of Nevada as Borrower, Global Natural Resources Inc., as Guarantor, NationsBank of Texas, N.A. as agent. (Incorporated herein by reference to Exhibit 1.1 to the May 19, 1995 Form 8-K.)

           10.43 Loan Agreement between GNR (Cote d'Ivoire) Ltd. and International Finance Corporation dated July 14, 1995. (Incorporated herein by reference to Exhibit 10.43 to the June 30, 1995 Form 10-Q.)

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

           27        Financial Data Schedule for the year ended December 31,
                     1995.
---------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.