Form 10-Q
period 1996-03-31
GLOBAL NATURAL RESOURCES INC /NJ/
filed 1996-05-02
CIK 733289

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           -------------------------

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996               Commission file number 1-8674



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

                        /X/ YES                 / / NO


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of April 29, 1996, 29,752,711 shares of common stock were outstanding.


===============================================================================

                              TABLE  OF  CONTENTS



                                                                                                    Page
                                                                                                    ----
PART I.    FINANCIAL INFORMATION

           Item 1.  Unaudited Consolidated Financial Statements   . . . . . . . . . . . . . . .      1

                    Consolidated Balance Sheets - March 31, 1996 and December 31, 1995  . . . .      1

                    Consolidated Statements of Operations for the Three Months Ended
                    March 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . .      2

                    Consolidated Statements of Cash Flows for the Three Months Ended
                    March 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . .      3

                    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . .      5

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations   . . . . . . . . . . . . . . . . . . .      7

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

                         PART I. FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
           (Amounts in Thousands, Except Share and Per Share Amounts)
                                  (Unaudited)

                                     ASSETS

                                                                                 March 31,       December 31,
                                                                                    1996             1995
                                                                               ------------      ------------
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .   $   17,122        $   10,272
   Short-term liquid investments. . . . . . . . . . . . . . . . . . . . . . .           -              5,004
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,971            11,811
   Current investments  . . . . . . . . . . . . . . . . . . . . . . . . . . .          246               481
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,733             6,482
                                                                                ------------      ------------
       Total current assets   . . . . . . . . . . . . . . . . . . . . . . . .       35,072            34,050
                                                                                ------------      ------------
Properties and equipment, at cost:
   Oil and gas properties (successful efforts method) . . . . . . . . . . . .      180,382           169,590
   Pipeline facilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .       19,526            19,519
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,246            13,052
                                                                                ------------      ------------
                                                                                   213,154           202,161
   Less:  accumulated depletion, depreciation and amortization  . . . . . . .      (88,464)          (83,398)
                                                                                ------------      ------------
       Net properties and equipment   . . . . . . . . . . . . . . . . . . . .      124,690           118,763
                                                                                ------------      ------------
Notes receivable - Russian joint venture  . . . . . . . . . . . . . . . . . .        3,867             3,867
Indonesian venture advances, net  . . . . . . . . . . . . . . . . . . . . . .        2,037             2,425
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,210             1,224
                                                                                ------------      ------------
                                                                                $  166,876        $  160,329
                                                                                ============      ============
                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    9,627        $   11,207
   Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,881            16,341
   Current maturities of long-term debt . . . . . . . . . . . . . . . . . . .        1,250               436
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          963               803
                                                                                ------------      ------------
       Total current liabilities  . . . . . . . . . . . . . . . . . . . . . .       26,721            28,787
                                                                                ------------      ------------
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,250            11,764
Deferred credits and other  . . . . . . . . . . . . . . . . . . . . . . . . .          638               961
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . . . . .          -                 -
Redeemable bearer shares  . . . . . . . . . . . . . . . . . . . . . . . . . .       16,462            16,591
Shareholders' equity:
   Common stock; authorized 100,000,000 shares at $1.00 par value;
       issued and outstanding 33,542,290 in 1996 and 33,433,987 in 1995  . .        33,542            33,434
   Capital in excess of par value. . . . . . . . . . . . . . . . . . . . . .       139,601           138,967
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .       (46,654)          (50,474)
                                                                                ------------      ------------
                                                                                   126,489           121,927
   Less:  treasury stock; 3,884,176 shares in 1996 and 3,887,513 in 1995  . .      (19,684)          (19,701)
                                                                                ------------      ------------
       Total shareholders' equity   . . . . . . . . . . . . . . . . . . . . .      106,805           102,226
                                                                                ------------      ------------
                                                                                $  166,876        $  160,329
                                                                                ============      ============



                    See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts in Thousands, Except Share and Per Share Amounts)
                                  (Unaudited)




                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                  ------------------------------
                                                                                      1996               1995
                                                                                  -----------        -----------
Revenues:
   Oil and gas  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    22,720        $    14,177
   Pipeline . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,354              4,403
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          219                141
                                                                                 ------------       ------------
                                                                                      28,293             18,721
Expenses:                                                                        ------------       ------------
   Production . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,247              2,933
   Exploration  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,728              2,956
   Pipeline cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,967              4,048
   Depletion, depreciation and amortization . . . . . . . . . . . . . . . . . .        5,983              4,873
   Administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,276              2,548
                                                                                 ------------       ------------
                                                                                      21,201             17,358
                                                                                 ------------       ------------
       Income from operations   . . . . . . . . . . . . . . . . . . . . . . . .        7,092              1,363

Other income (expense):
   Interest income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          335                542
   Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (15)               (52)
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (14)               (52)
                                                                                 ------------       ------------
                                                                                         306                438
                                                                                 ------------       ------------
       Income before income tax expense   . . . . . . . . . . . . . . . . . . .        7,398              1,801

Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,578              2,535
                                                                                 ------------       ------------
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     3,820        $      (734)
                                                                                 ============       ============

Net income (loss) per share based on weighted average shares outstanding  . . .  $       .13        $      (.02)
                                                                                 ============       ============
Weighted average common shares outstanding  . . . . . . . . . . . . . . . . . .   29,602,293         29,439,226
                                                                                 ============       ============




          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)




                                                                                    Three Months Ended
                                                                                         March 31,
                                                                             ----------------------------------
                                                                                  1996                  1995
                                                                             ------------          ------------
Cash Flow from Operating Activities:
    Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . . .    $     3,820             $     (734)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Depletion, depreciation and amortization   . . . . . . . . . . . .          5,983                  4,873
       Leasehold impairments and dry hole expense   . . . . . . . . . . .            580                  1,771
       Unrealized gain on short-term liquid investments   . . . . . . . .             (6)                  (116)
       Gain on asset sales  . . . . . . . . . . . . . . . . . . . . . . .            (68)                   (52)
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             16                    (14)
                                                                             ------------           ------------
                                                                                  10,325                  5,728
    Changes in:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .         (1,160)                (3,997)
       Other current assets   . . . . . . . . . . . . . . . . . . . . . .          2,122                    939
       Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . .         (1,580)                   794
       Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . .         (1,460)                (3,689)
       Short-term liquid investments  . . . . . . . . . . . . . . . . . .          5,010                 12,832
       Deferred credits   . . . . . . . . . . . . . . . . . . . . . . . .           (323)                   106
                                                                             ------------           ------------
    Net cash provided by operating activities   . . . . . . . . . . . . .         12,934                 12,713
                                                                             ------------           ------------
Cash Flows from Investing Activities:
    Additions to oil and gas properties   . . . . . . . . . . . . . . . .        (12,209)                (8,491)
    Additions to pipeline facilities and other properties and equipment             (203)                  (144)
    Proceeds from sales of assets   . . . . . . . . . . . . . . . . . . .             71                    522
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            344                   (667)
                                                                             ------------           ------------
    Net cash used in investment activities  . . . . . . . . . . . . . . .        (11,997)                (8,780)
                                                                             ------------           ------------
Cash Flows from Financing Activities:
    Proceeds from common stock issuance   . . . . . . . . . . . . . . . .            742                     34
    Redemptions of bearer shares  . . . . . . . . . . . . . . . . . . . .           (129)                  (219)
    Proceeds from long-term debt  . . . . . . . . . . . . . . . . . . . .          5,300                    -
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -                     (459)
                                                                             ------------           ------------
    Net cash provided by (used in) financing activities   . . . . . . . .          5,913                   (644)
                                                                             -----------            -----------
    Net increase in cash and cash equivalents   . . . . . . . . . . . . .          6,850                  3,289
    Cash and cash equivalents at beginning of period  . . . . . . . . . .         10,272                  3,881
                                                                             -----------            -----------
    Cash and cash equivalents at end of period  . . . . . . . . . . . . .    $    17,122            $     7,170
                                                                             ============           ============




          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)


                                                                                        Three Months Ended
                                                                                               March 31,
                                                                                  -----------------------------------
Supplemental disclosure of cash flow information:                                    1996                    1995
                                                                                  ------------           ------------
  Cash paid for:
       Interest                                                                   $     -                $         14
                                                                                  ============           ============
  Income taxes:
       U.S.                                                                       $     -                $     -
       Foreign                                                                           3,386                  2,013
                                                                                  ------------           ------------
           Total                                                                  $      3,386           $      2,013
                                                                                  ============           ============

Supplemental disclosure of non-cash investing and financing activities:

     In connection with the Company's Employees 401(k) Savings Plan, the Company contributed 3,337 treasury shares during the three month period ended March 31, 1996 with a market value of approximately $45,000 to the plan.
During the three month period ended March 31, 1995, the Company contributed 6,422 treasury shares with a market value of approximately $49,000 to the plan.





          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)



(1)  Basis for Preparation of Financial Statements

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     In Management's opinion, the accompanying unaudited consolidated financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the periods reported. All adjustments are of a normal recurring nature.

     Certain reclassifications have been made to the 1995 financial statements to conform to the presentation used in 1996.

     The results of operations for the above periods are not necessarily indicative of the results to be expected for the full year.

(2)  Investments

     The Company's securities are classified as trading securities and are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned.

     Marketable investment securities at December 31, 1995 and March 31, 1996 consist of certificates of deposit and U.S. government and corporate debt securities (included in short-term liquid investments) and equity securities (included in current investments). During the three month period ended March 31, 1996, the Company recorded $0.1 million of unrealized losses resulting from changes in the difference between cost and market value of short-term liquid investments and equity securities. During the three month period ended March 31, 1995, the Company recorded $0.2 million of unrealized losses resulting from these same changes.

(3)  Redeemable Bearer Shares

     In August 1993, the Company received $19.2 million, the cash held by the Hambros Channel Islands Trust Corporation Limited ("Trust"), in the form of an interest-free loan. The loan is repayable on demand only to the extent necessary to redeem bearer share warrants presented for exchange until July 2008. Each bearer share warrant presented during this period will be redeemed for $6.66. As of March 31, 1996, there were 2,534,646 outstanding bearer share warrants. The loan is secured by a letter of credit which is secured by the Credit Agreement (see Note 4). During 1996 and 1995 there were no drawings under the letter of credit. In July 2008, the obligation of the Company to holders of bearer share warrants will cease, the interest-free loan will terminate, and any remaining cash will revert to the Company and will be accounted for as an increase to capital in excess of par value.

(4)  Long-Term Debt

     The Company executed a Credit Agreement dated May 19, 1995 (the "Credit Agreement") with a bank. Pursuant to the Credit Agreement, the bank has agreed to provide loans to the Company from time to time, not to exceed in the aggregate $35 million (subject in all events to certain periodic reductions and to the calculation of the Available Borrowing Base, as defined in the Credit Agreement). The Company may borrow, repay and re-borrow such amounts available under the Credit Agreement until March 31, 2000 (subject to certain early termination dates determined in accordance with the Credit Agreement). In addition, the bank has agreed to extend credit to the Company (or any subsidiary of the Company) by issuing, renewing, extending or reissuing letters of credit not exceeding the lesser of (i) $20 million or (ii) the Aggregate Commitments (as defined in the Credit Agreement) minus the aggregate principle amount of all loans then outstanding under the Credit Agreement. The loan facility is unsecured. As of March 31, 1996 and December 31, 1995, the Company, under this agreement, had no loans outstanding and had approximately $18 million in letters of credit issued. These letters of credit are primarily associated with the Redeemable Bearer Shares (see Note 3).

     GNR (Cote d' Ivoire) Ltd., a wholly owned subsidiary of the Company, executed a financing Agreement dated July 14, 1995 (the "Financing Agreement") with the International Finance Corporation ("IFC"), a subsidiary of the World Bank. The Financing Agreement is secured by the present and future assets of GNR (Cote d' Ivoire) Ltd. ("the Borrower"). Until the completion date of the project, as defined, the loan is guaranteed by the Company. After completion of the project, the amount guaranteed by the Company, if any, is determined by the amount of the proved oil and gas reserves related to the activities. Pursuant to the Financing Agreement, the IFC has agreed to provide a $17.5 million secured line of credit specifically for the financing of development activities for the Ivory Coast CI-11 project. As of December 31, 1995, the Borrower, under this agreement, had approximately $12.2 million of loans outstanding. On February 29, 1996, the IFC advanced the remaining balance of this line of credit. The Financing Agreement contains covenants which, among other things, requires the Borrower to maintain a cash reserve amount equal to the aggregate of the principal and interest which will be due and payable within the next six months.

(5)  Earnings per Share

     Earnings per share is computed based upon the weighted average common shares outstanding, determined on a monthly basis. Unexercised stock options do not have a dilutive effect on the reported earnings per common share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company recorded net income of $3.8 million ($0.13 per share) for the first three months of 1996, as compared to a net loss of $0.7 million ($0.02 per share) for the same period in 1995. Total revenues increased $9.6 million during the first quarter of 1996 as compared to the first quarter of 1995. The primary reason for the 51% increase was a $8.5 million (60%) increase in worldwide oil and gas revenues. This increase was primarily the result of increased production and increased oil and gas prices.

     Increased revenues were only partially offset by a $3.8 million (22%) increase in operating expenses during the first quarter of 1996 as compared to the same period in 1995. The increase in operating expenses was primarily related to increased worldwide oil and gas production.

Results of Operations - Three Months Ended March 31, 1996 and 1995

Oil and Gas Revenues are summarized for the three months ended March 31, 1996 and 1995 in the following table:


                                     Revenues                       Price                        Volumes
                              ----------------------       -----------------------      -------------------------
                               1996           1995           1996           1995          1996             1995
                              --------      --------       --------       --------      --------         --------
                              (thousands of dollars)
United States
   Oil  . . . . . . .         $2,345         $1,118         $17.84         $17.33         131 MBbls       65 MBbls
   Gas  . . . . . . .         $7,344         $5,660          $2.09          $1.41         3.5 Bcf        4.0 Bcf

Russia
   Oil  . . . . . . .         $3,205         $3,825         $13.01         $15.26         246 MBbls      251 MBbls

Ivory Coast
   Oil  . . . . . . .         $2,813            n/a         $18.95            n/a         148 MBbls        n/a
   Gas  . . . . . . .           $695            n/a          $1.72            n/a         0.4 Bcf          n/a

Egypt
   Oil  . . . . . . .         $2,088            n/a         $18.64            n/a         112 MBbls        n/a
   Gas  . . . . . . .            n/a            n/a            n/a            n/a           n/a            n/a

Indonesia
   Oil  . . . . . . .           $212           $226            n/a            n/a           n/a            n/a
   Gas  . . . . . . .         $4,018         $3,348            n/a            n/a           n/a            n/a


      United States oil revenues increased 110% in the first quarter of 1996 as compared to the first quarter of 1995. This increase in revenues is reflective of the increased volumes and the $0.51 increase in the price received per barrel. United States oil sales volume increased 66 MBbls from the first quarter 1995 to the first quarter 1996. This 102% increase was principally due to production from a new offshore property, High Island Block 442.

    United States gas revenues increased 30% during the first quarter of 1996 as compared to the first quarter of 1995. This increase was primarily the result of a 48% increase in gas price which was partially offset by a decrease in gas volumes. United States gas sales volume decreased 0.5 Bcf for the three months ended March 31, 1996 as compared to the same period in 1995. This 13% decrease was due to cessation of production on Mustang

Island 783 and normal production declines on High Island 23L, which were only partially offset by South Pass 78 production.

    Russian oil revenues decreased 16% during the first quarter of 1996 as compared to the same period in 1995. This decrease was primarily the result of a 15% decrease in price per barrel received. This decrease in price is primarily the result of selling approximately 137,000 barrels of production on the Russian domestic market instead of exporting that production and selling it for world oil prices. Because the Company has not received its export tax exemption for 1996, it does not have priority access to export pipelines and must compete with Russian production associations for limited pipeline capacity to export markets. The first quarter of 1996 was the first period during which the Company did not export all of its Russian production. The Company cannot predict what percentage of its future production will be sold on the Russian domestic market.

    Ivory Coast oil production commenced during April 1995 via an offshore loading facility.

    Ivory Coast gas production began during October 1995 via a gas pipeline from the offshore production facilities to the capital city of Abidjan.

    Egyptian oil production began from the Qarun concession November 1995. Currently oil is being produced under an "early oil production" authorization and is being trucked to market. A 16 inch pipeline from the field to Doshou is under construction and is projected to be completed by year end 1996.

    Indonesian liquid natural gas (LNG) liftings for the three months ended March 31, 1996 totaled 130 as compared to 120 for the same period in 1995. The Company does not have direct access to information with respect to oil and gas operations in Indonesia and has not been advised as to changes in any additional factors (i.e. prices or oil and gas production) which would affect Indonesian oil and gas revenues.

Pipeline Operations contributed $5.4 million to consolidated revenues and incurred $5.0 million in pipeline operating expenses, exclusive of depreciation for the three months ended March 31, 1996 as compared to $4.4 million in revenues and $4.0 million in expenses for the same period in 1995. The pipeline segment generated a net loss from operations before taxes of approximately $0.1 million for the three months ended March 31, 1996 as compared to a net loss of $0.1 million for the same period in 1995.

Expenses increased to $21.2 million for the three months ended March 31, 1996
as compared to $17.4 million for the same period in 1995.   This $3.8 million
(22%) increase was due to increases of $1.3 million, $0.9 million and $1.1 million for production, pipeline cost of sales and depletion, depreciation and amortization, respectively. These increases were primarily the result of increased oil and gas production.

Other Income and Expense decreased approximately $0.1 million for the three months ended March 31, 1996 compared to the same period in 1995. This decrease was primarily the result of decreased interest income.

Liquidity and Capital Resources

    Cash and cash equivalents increased by $6.9 million during the first quarter of 1996. This increase was primarily due to the $5.0 million decrease in short-term liquid investments during this period.

    Cash provided by operating activities for the three months ended March 31, 1996 was $12.9 million compared to $12.7 million for the same period in 1995. The Company expended approximately $12.4 million for additions to properties and equipment in the first three months of 1996 compared to $8.6 million for the same period in 1995. Working capital for the first three months of 1996 increased by $3.1 million. During the first quarter of 1996, the

Company received the remaining balance, $5.3 million, from the line of credit associated with CI-11 Ivory Coast activities.

    In 1996, the Company intends to direct cash flow from its current base of domestic properties to expand its exploration and development efforts in the United States, mainly offshore Gulf of Mexico. The Company intends to direct its balance sheet cash (cash and short-term investments), its available credit facilities, if required, and its cash flows from international properties toward international opportunities. The Company plans to spend in 1996 approximately $14.3 million on exploration and development activities in the United States. Capital expenditures for international activities, primarily in Russia, Egypt and the Ivory Coast, are projected to be approximately $37.1 million for 1996. Factors such as political stability in the various host countries and world oil prices will heavily influence the amount and timing of these expenditures. The Company believes that it has adequate resources to fund these planned expenditures.

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


                                GLOBAL NATURAL RESOURCES INC.
                                -----------------------------
                                        (Registrant)





Date:  May 2, 1996         By:  /s/ Eric Lynn Hill
                                -----------------------------
                                Eric Lynn Hill
                                Senior Vice President-Finance and Administration

                 EXHIBIT  INDEX

     27  --  Financial Data Schedule