Form 10-Q
period 1996-06-30
GLOBAL NATURAL RESOURCES INC /NJ/
filed 1996-08-09
CIK 733289

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

FOR THE QUARTER ENDED JUNE 30, 1996                COMMISSION FILE NUMBER 1-8674



                         GLOBAL NATURAL RESOURCES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



             NEW JERSEY                                         93-0835865
   (STATE OR OTHER JURISDICTION OF                             (IRS EMPLOYER
   INCORPORATION OF ORGANIZATION)                            IDENTIFICATION NO.)

        5300 MEMORIAL DRIVE                                        77007
             SUITE 800                                           (ZIP CODE)
          HOUSTON, TEXAS
       ADDRESS OF PRINCIPAL
       (EXECUTIVE OFFICES)


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

         As of August 1, 1996, 29,774,600 shares of common stock were outstanding.


================================================================================

                              TABLE  OF  CONTENTS



                                                                                                    PAGE
                                                                                                    ----
PART I.    FINANCIAL INFORMATION

           Item 1.  Unaudited Consolidated Financial Statements   . . . . . . . . . . . . . . .      1

                    Consolidated Balance Sheets - June 30, 1996 and December 31, 1995   . . . .      1

                    Consolidated Statements of Operations for the Three Months and the Six
                    Months Ended June 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . .      2

                    Consolidated Statements of Cash Flows for the Six Months Ended
                    June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .      3

                    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . .      5

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations   . . . . . . . . . . . . . . . . . . .      6

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

                         PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                    ASSETS

                                                                                              June 30,        December 31,
                                                                                                1996              1995
                                                                                              --------          --------
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . .                   $ 16,801          $ 10,272
  Short-term liquid investments   . . . . . . . . . . . . . . . . . . . . .                      --                5,004
  Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . .                     13,399            11,811
  Current investments   . . . . . . . . . . . . . . . . . . . . . . . . . .                        154               481
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      3,902             6,482
                                                                                              --------          --------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . .                     34,256            34,050
                                                                                              --------          --------
Properties and equipment, at cost:

  Oil and gas properties (successful efforts method)  . . . . . . . . . . .                    183,751           169,590
  Pipeline facilities   . . . . . . . . . . . . . . . . . . . . . . . . . .                     19,564            19,519
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     13,426            13,052
                                                                                              --------          --------
                                                                                               216,741           202,161
  Less: accumulated depletion, depreciation and amortization  . . . . . . .                    (89,707)          (83,398)
                                                                                              --------          --------
    Net properties and equipment  . . . . . . . . . . . . . . . . . . . . .                    127,034           118,763
                                                                                              --------          --------
Notes receivable - Russian joint venture  . . . . . . . . . . . . . . . . .                      3,060             3,867
Indonesian venture advances, net  . . . . . . . . . . . . . . . . . . . . .                      1,838             2,425
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      1,140             1,224
                                                                                              --------          --------
                                                                                              $167,328          $160,329
                                                                                              ========          ========
                     LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   $ 10,641          $ 11,207
  Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . .                     10,337            16,341
  Current maturities of long-term debt  . . . . . . . . . . . . . . . . . .                      1,250               436
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      1,049               803
                                                                                              --------          --------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . . .                     23,277            28,787
                                                                                              --------          --------

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     16,250            11,764
Deferred credits and other  . . . . . . . . . . . . . . . . . . . . . . . .                        624               961
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . . . .                      --                --
Redeemable bearer shares  . . . . . . . . . . . . . . . . . . . . . . . . .                     16,265            16,591
Shareholders' equity:
  Common stock; authorized 100,000,000 shares at $1.00 par value;
    issued and outstanding 33,648,987 in 1996 and 33,433,987 in 1995  . . .                     33,649            33,434
  Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . .                    140,266           138,967
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . . .                    (43,328)          (50,474)
                                                                                              --------          --------
                                                                                               130,587           121,927
  Less: treasury stock; 3,882,487 shares in 1996 and 3,887,513 in 1995  . .                    (19,675)          (19,701)
                                                                                              --------          --------
    Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . .                    110,912           102,226
                                                                                              --------          --------
                                                                                              $167,328          $160,329
                                                                                              ========          ========





          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                              Three Months Ended                  Six Months Ended
                                                                   June 30,                           June 30,
                                                          ----------------------------      ----------------------------
                                                             1996             1995             1996             1995
                                                          -----------      -----------      -----------      -----------
Revenues:
   Oil and gas  . . . . . . . . . . . . . . . .           $    22,835      $    13,604      $    45,555      $    27,781
   Pipeline   . . . . . . . . . . . . . . . . .                 4,196            4,145            9,550            8,548
   Other  . . . . . . . . . . . . . . . . . . .                   192              128              411              269
                                                          -----------      -----------      -----------      -----------
                                                               27,223           17,877           55,516           36,598
                                                          -----------      -----------      -----------      -----------
Expenses:
   Production   . . . . . . . . . . . . . . . .                 5,042            3,264            9,289            6,197
   Exploration  . . . . . . . . . . . . . . . .                 3,216            4,064            5,944            7,020
   Pipeline cost of sales   . . . . . . . . . .                 3,800            3,729            8,767            7,777
   Depletion, depreciation and amortization   .                 6,295            6,711           12,278           11,584
   Administrative   . . . . . . . . . . . . . .                 2,306            2,216            5,582            4,764
                                                          -----------      -----------      -----------      -----------
                                                               20,659           19,984           41,860           37,342
                                                          -----------      -----------      -----------      -----------


       Income(loss) from operations   . . . . .                 6,564           (2,107)          13,656             (744)

Other income (expense):
   Interest income  . . . . . . . . . . . . . .                   403              470              738            1,012
   Interest expense   . . . . . . . . . . . . .                   (14)             (25)             (29)             (77)
   Other, net   . . . . . . . . . . . . . . . .                  (193)            (122)            (207)            (174)
                                                          -----------      -----------      -----------      -----------
                                                                  196              323              502              761
                                                          -----------      -----------      -----------      -----------

       Income (loss) before income tax expense                  6,760           (1,784)          14,158               17


Income tax expense  . . . . . . . . . . . . . .                 3,434            2,139            7,012            4,674
                                                          -----------      -----------      -----------      -----------
   Net income (loss)  . . . . . . . . . . . . .           $     3,326      $    (3,923)     $     7,146      $    (4,657)
                                                          ===========      ===========      ===========      ===========
Net income (loss) per share based on weighted
   average shares outstanding:
   Net income (loss) primary  . . . . . . . . .           $       .11      $      (.13)     $       .24      $      (.16)
                                                          ===========      ===========      ===========      ===========
   Net income (loss) assuming full dilution   .           $       .11      $      (.13)     $       .23      $      (.16)
                                                          ===========      ===========      ===========      ===========
Weighted average common shares outstanding:
   Primary  . . . . . . . . . . . . . . . . . .            29,712,306       29,477,480       29,657,299       29,458,353
                                                          ===========      ===========      ===========      ===========
   Assuming full dilution   . . . . . . . . . .            29,712,306       29,477,480       30,472,144       29,458,353
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

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                 Six Months Ended
                                                                                                      June 30,
                                                                                           -----------------------------
                                                                                             1996                 1995
                                                                                           --------            ---------
Cash Flows from Operating Activities:
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . .                  $  7,146            $  (4,657)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depletion, depreciation and amortization   . . . . . . . . . . . .                    12,278               11,584
       Leasehold impairments and dry hole expense   . . . . . . . . . . .                     2,159                4,325
       Unrealized gain on short-term liquid investments   . . . . . . . .                        (6)                (215)

       (Gain) loss on asset sales   . . . . . . . . . . . . . . . . . . .                         3                  (16)
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       (35)                 225
                                                                                           --------            ---------
                                                                                             21,545               11,246
                                                                                           --------            ---------
   Changes in:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .                    (1,588)              (1,676)
       Other current assets   . . . . . . . . . . . . . . . . . . . . . .                     3,138                2,171
       Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . .                      (566)                 (66)
       Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . .                    (6,004)              (1,978)
       Short-term liquid investments  . . . . . . . . . . . . . . . . . .                     5,010               18,806
       Deferred credits   . . . . . . . . . . . . . . . . . . . . . . . .                      (337)                (710)
                                                                                           --------            ---------
   Net cash provided by operating activities  . . . . . . . . . . . . . .                    21,198               27,793
                                                                                           --------            ---------
Cash Flows from Investing Activities:
   Additions to oil and gas properties  . . . . . . . . . . . . . . . . .                   (22,380)             (23,469)
   Additions to pipeline facilities and other properties and equipment  .                      (420)                (412)
   Proceeds from asset sales  . . . . . . . . . . . . . . . . . . . . . .                       251                  548
   Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     1,306                 (669)
                                                                                           --------            ---------
   Net cash used in investing activities  . . . . . . . . . . . . . . . .                   (21,243)             (24,002)
                                                                                           --------            ---------

Cash Flows from Financing Activities:
   Proceeds from common stock issuance  . . . . . . . . . . . . . . . . .                     1,514                  509
   Redemptions of bearer shares   . . . . . . . . . . . . . . . . . . . .                      (326)                (337)
   Proceeds from long-term debt   . . . . . . . . . . . . . . . . . . . .                     5,300                --
   Payments on long-term debt   . . . . . . . . . . . . . . . . . . . . .                     --                  (1,275)
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        86                 (480)
                                                                                           --------            ---------
   Net cash provided by (used in) financing activities  . . . . . . . . .                     6,574               (1,583)
                                                                                           --------            ---------
   Net increase in cash and cash equivalents  . . . . . . . . . . . . . .                     6,529                2,208
   Cash and cash equivalents at beginning of period   . . . . . . . . . .                    10,272                3,881
                                                                                           --------            ---------
   Cash and cash equivalents at end of period   . . . . . . . . . . . . .                  $ 16,801            $   6,089
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

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)



Supplemental disclosure of cash flow information:

   Cash paid for:
     Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $       --               $        53
                                                                                    ============             ===========
     Income taxes - Foreign   . . . . . . . . . . . . . . . . . . . . . .           $      6,466             $     3,857
                                                                                    ============             ===========

Supplemental disclosure of non-cash investing and financing activities:

   In connection with the Company's Employees 401(k) Savings Plan, the Company contributed 5,026 treasury shares during the six month period ended June 30, 1996 with a market value of approximately $72,000 to the plan. During the six month period ended June 30, 1995, the Company contributed 8,704 treasury shares with a market value of approximately $73,000 to the plan.





          See accompanying notes to consolidated financial statements.

                 GLOBAL NATURAL RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)



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

    Marketable investment securities at December 31, 1995 and June 30, 1996 consist of certificates of deposit and U.S. government and corporate debt securities (included in short-term liquid investments) and equity securities (included in current investments). During the six month period ended June 30, 1996, the Company recorded $231,000 of unrealized losses resulting from changes in the difference between cost and market value of short-term liquid investments and equity securities. During the six month period ended June 30, 1995, the Company recorded $86,000 of unrealized losses resulting from these same changes.

(3) Redeemable Bearer Shares

    In August 1993, the Company received $19.2 million, the cash held by the Hambros Channel Islands Trust Corporation Limited ("Trust"), in the form of an interest-free loan. The loan is repayable on demand only to the extent necessary to redeem bearer share warrants presented for exchange until July 2008. Each bearer share warrant presented during this period will be redeemed for $6.66. As of June 30, 1996, there were 2,504,969 outstanding bearer share warrants. The loan is secured by a letter of credit which is issued under the Credit Agreement (see Note 4). During 1996 and 1995 there were no drawings under the letter of credit. In July 2008, the obligation of the Company to holders of bearer share warrants will cease, the interest-free loan will terminate, and any remaining cash will revert to the Company and will be accounted for as an increase to capital in excess of par value.

(4) Long-Term Debt

    On July 16, 1996, the Company amended its Credit Agreement dated May 19, 1995 (the "Credit Agreement"). Pursuant to the Credit Agreement, the bank has agreed to provide loans to the Company from time to time, not to exceed in the aggregate $41.6 million (subject in all events to certain periodic reductions and to the calculation of the Available Borrowing Base, as defined in the Credit Agreement). The Company may borrow, repay and re-borrow such amounts available under the Credit Agreement until March 31, 2001 (subject to certain early termination dates determined in accordance with the Credit Agreement). In addition, the bank has agreed to extend credit to the Company (or any subsidiary of the Company) by issuing, renewing, extending or reissuing letters of credit not exceeding the lesser of (i) $20 million or (ii) the Aggregate Commitments (as defined in the Credit Agreement) minus the aggregate principal amount of all loans then outstanding under the Credit Agreement. The loan facility is unsecured. As of June 30, 1996 and December 31, 1995, the Company, under this agreement, had no loans outstanding and had approximately $18 million in letters of credit issued. These letters of credit are primarily associated with the Redeemable Bearer Shares (see Note
3).

    GNR (Cote d'Ivoire) Ltd., a wholly owned subsidiary of the Company, executed a Financing Agreement dated July 14, 1995 (the "Financing Agreement") with the International Finance Corporation ("IFC"), a subsidiary of the World Bank. The Financing Agreement is secured by the present and future assets of GNR (Cote d'Ivoire) Ltd. ("the Borrower"). Until the completion date of the project, as defined, the loan is guaranteed by the Company. After completion of the project, the amount guaranteed by the Company, if any, is determined by the amount of the proved oil and gas reserves related to the activities. As of June 30, 1996, the Borrower, under this agreement, had approximately $17.5 million of loans outstanding. The Financing Agreement contains covenants which, among other things, require the Borrower to maintain a cash reserve amount equal to the aggregate of the principal and interest which will be due and payable within the next six months.

(5) Earnings per Share

    Earnings per share is computed based upon the weighted average common shares outstanding, determined on a monthly basis. Unexercised stock options have a dilutive effect on the reported earnings per common share for the six months ended June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

    The Company recorded net income of $7.1 million ($.24 per share) for the first six months of 1996, as compared to a net loss of $4.7 million ($.16 per share) for the same period in 1995. The 1996 results include dry hole expenses of $1.6 million, while 1995 results include $3.8 million of similar expenses.

Results of Operations - Six Months Ended June 30, 1996 and 1995

Oil and Gas Revenues are summarized for the six months ended June 30, 1996 and 1995 in the following table:


                                       Revenues                       Price                           Volumes
                               ------------------------       ----------------------     ---------------------------------
                                 1996            1995           1996         1995             1996               1995
                               --------        --------       -------      ---------     --------------     --------------
                               (thousands of dollars)
United States
    Oil   . . . . . . .         $ 3,850         $ 2,219        $18.45        $17.59       209      MBbls     126      MBbls
    Gas   . . . . . . .         $15,445         $10,848        $ 2.23        $ 1.47       6.9       Bcf      7.4       Bcf
Russia
    Oil   . . . . . . .         $ 7,066         $ 7,253        $13.89        $15.55       509      MBbls     466      MBbls
Ivory Coast
    Oil   . . . . . . .         $ 5,061         $   682        $18.49        $15.04       274      MBbls      45      MBbls
    Gas   . . . . . . .         $ 1,415           n/a          $ 1.71         n/a          .8       Bcf           n/a
Egypt
    Oil   . . . . . . .         $ 4,959           n/a          $19.02         n/a         261      MBbls          n/a
Indonesia
    Oil   . . . . . . .         $   462         $   451         n/a           n/a              n/a                n/a
    Gas   . . . . . . .         $ 7,297         $ 6,328         n/a           n/a              n/a                n/a



    United States oil revenues increased 74% in the first six months of 1996 as compared to the first six months of 1995. The increased revenues are reflective of a 66% increase in volumes and a $0.86 increase in price received per barrel. United States oil volumes increased 83 MBbls from the first half of 1995 compared to the first half of 1996. This increase was primarily due to production from a new offshore property, High Island Block 442.

    United States gas revenues increased 42% during the first six months of 1996 as compared to the same period during 1995. This increase was primarily the result of a 52% increase in gas price which was partially offset by a 7% decrease in gas volumes. The .5 Bcf decrease in gas sales volumes was due to cessation of production on Mustang Island 783 and normal production declines on High Island 23L, which were only partially offset by new production from South Pass 78. The average gas price per Mcf in 1996 includes pricing settlement dispute proceeds of approximately $0.6 million. The 1996 gas price excluding these settlement proceeds would have been $2.14.

    Russian oil revenues decreased 3% during the first half of 1996 as compared to the same period in 1995. This decrease was primarily the result of 11% decrease in price per barrel received. This decrease in price is primarily the result of selling approximately 174,000 barrels of production on the Russian domestic market instead of exporting that production and selling it for world oil prices. Because the Company has not received its export tax exemption for 1996, it does not have priority access to export pipelines and must compete with Russian production associations for limited pipeline capacity to export markets. The first quarter of 1996 was the first period during which the Company did not export all of its Russian production. The Company cannot predict what percentage of its future production will be sold on the Russian domestic market. The decrease in price received was partially offset by a 9% increase in volumes during 1996.

    Ivory Coast oil revenues increased 642% during the first six months of 1996 as compared to the first six months of 1995. The increased revenues were attributable to the 23% increase in price received per barrel and the 509% increase in volumes. The increased volumes were primarily due to the fact that oil production did not commence until April 1995.

    Ivory Coast gas production began during October 1995 via a gas pipeline from the offshore production facilities to the capital city of Abidjan. This gas is sold under a long-term contract with the Ivorian government.

    Egyptian oil production began from the Qarun concession in November 1995. Currently oil is being produced under an "early oil production" authorization and is being trucked to market at a rate of approximately 12,000 barrels of oil per day. A 16 inch pipeline from the field to Dashour has been completed and is expected to be operational in late September 1996.

    Indonesian liquefied natural gas (LNG) liftings for the six months ended June 30, 1996 totaled 242 as compared to 218 for the same period in 1995. The Company has not been advised as to specific price or production changes which would affect Indonesian oil and gas revenues.

Pipeline Operations contributed $9.6 million to consolidated revenues and incurred $8.8 million in pipeline operating expenses, exclusive of depreciation, for the six months ended June 30, 1996 as compared to $8.5 million and $7.8 million, respectively, for the same period in 1995. The pipeline segment generated a net loss from operations before taxes of approximately $0.1 million for the six months ended June 30, 1996 as compared to a loss of $0.1 million for the same period in 1995.

Expenses increased to $41.9 million for the six months ended June 30, 1996 as compared to $37.3 million for the same period in 1995. This 12% increase was primarily due to increases of $3.1 million, $1.0 million and $0.7 million for production, pipeline cost of sales and depletion, depreciation and amortization expenses, respectively. These increases were primarily the result of increased oil and gas production.

Other Income and Expense decreased approximately $0.3 million for the six months ended June 30, 1996 compared to the same period in 1995. This decrease is primarily the result of decreased interest income.

Results of Operations - Three Months Ended June 30, 1996 and 1995

Oil and Gas Revenues are summarized for the three months ended June 30, 1996 and 1995 in the following table:

                                           Revenues                      Price                         Volumes
                                     --------------------        ----------------------    -------------------------------
                                      1996         1995            1996          1995          1996              1995
                                     ------      --------        --------      --------    -------------    --------------
                                    (thousands of dollars)
United States
    Oil   . . . . . . . . . .         $1,505       $1,100          $19.46        $17.87       78 MBbls         62 MBbls
    Gas   . . . . . . . . . .         $8,101       $5,188          $ 2.37        $ 1.54      3.4 Bcf          3.4 Bcf
Russia
    Oil   . . . . . . . . . .         $3,861       $3,428          $14.71        $15.89      262 MBbls        216 MBbls
Ivory Coast
    Oil   . . . . . . . . . .         $2,248       $  682          $17.96        $15.04      125 MBbls         45 MBbls
    Gas   . . . . . . . . . .         $  720        n/a            $ 1.70          n/a        .4 Bcf            n/a
Egypt
    Oil   . . . . . . . . . .         $2,872        n/a            $19.32          n/a       149 MBbls          n/a
Indonesia
    Oil   . . . . . . . . . .         $  249       $  226            n/a           n/a         n/a              n/a
    Gas   . . . . . . . . . .         $3,279       $2,980            n/a           n/a         n/a              n/a


    United States oil revenues increased 37% during the second quarter of 1996 as compared to the second quarter of 1995. The increased revenues are reflective of a 26% increase in volumes and a $1.59 increase in price received per barrel. United States oil volumes increased 16 MBbls from the second quarter of 1995 compared to the second quarter of 1996. This increase was primarily due to production from a new offshore property, High Island Block 442.

    United States gas revenues increased 56% during the second quarter of 1996 as compared to the same period during 1995. This increase was primarily the result of a $0.83 increase in gas price per Mcf. The average gas price during the second quarter of 1996 includes pricing dispute settlement proceeds received of approximately $0.6 million. The gas price excluding these settlement proceeds would have been $2.18.

    Russian oil revenues increased 13% during the second quarter of 1996 as compared to the same period in 1995. This increase was primarily the result of a 21% increase in volumes. This volume increase was partially offset by a 7% decrease in price. This decrease in price is primarily the result of selling approximately 37,000 barrels of production on the Russian domestic market instead of exporting that production and selling it for world oil prices. Because the Company has not received its export tax exemption for 1996, it does not have priority access to export pipelines and must compete with Russian production associations for limited pipeline capacity to export markets. The first quarter of 1996 was the first period during which the Company did not export all of its Russian production. The Company cannot predict what percentage of its future production will be sold on the Russian domestic market.

    Ivory Coast oil revenues increased 230% during the second quarter of 1996 as compared to the second quarter of 1995. The increased revenues are attributable to the 19% increase in price received per barrel and the 178% increase in volumes. The increased volumes were primarily due to the fact that oil production began late in April 1995 and was held at a restricted rate while initial production difficulties were resolved.

    Ivory Coast gas production began during October 1995 via a gas pipeline from the offshore production facilities to the capital city of Abidjan. This gas is sold under a long-term contract with the Ivorian government.

    Egyptian oil production began from the Qarun concession November 1995. Currently oil is being produced under an "early oil production" authorization and is being trucked to market at a rate of approximately 12,000 barrels of oil per day. A 16 inch pipeline from the field to Dashour has been completed and is expected to be operational in late September 1996.

    Indonesian LNG liftings for the three months ended June 30, 1996 totaled 112 as compared to 98 for the same period in 1995. The Company has not been advised as to specific price or production changes which would affect Indonesian oil and gas revenues.

Expenses increased only slightly to $20.7 million for the three months ended June 30, 1996 as compared to $20.0 million for the same period in 1995. A $1.8 million increase in production expenses was partially offset by $0.8 million and $0.4 million decreases in exploration and depletion expenses, respectively.

Liquidity and Capital Resources

    Cash and cash equivalents increased by $6.5 million during the first six months of 1996. This increase was primarily due to the $5.0 million decrease in short-term liquid investments during the period.

    Cash provided by operating activities for the six months ended June 30, 1996 was $21.2 million compared to $27.8 million for the same period in 1995. This decrease was primarily due to the $13.8 million decrease in changes in short-term liquid investments and the $4 million decrease in accrued liabilities which were partially offset by the $11.8 million increase in net income. The Company expended approximately $22.8 million for additions to properties and equipment in the first six months of 1996 compared to $23.9 million for the same period in 1995. Working capital for the first six months of 1996 increased by $5.7 million. This increase was primarily due to a $6.0 million accrued liability decrease.

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

Subsequent Events

    On July 22, 1996, Seagull Energy Corporation ("Seagull"), GNR Merger Corporation, a wholly-owned subsidiary of Seagull ("Merger Sub"), and the Company executed and delivered an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Merger Sub shall merge with and into the Company (the "Merger"). If the Merger is consummated, each share of the Company's Common Stock, par value $1.00 (the "Global Shares"), shall be converted into such number of shares of fully paid and nonassessable voting common stock, par value $.10 per share, of Seagull ("Seagull Common Stock") equal to the Common Stock Exchange Ratio. The"Common Stock Exchange Ratio" shall be determined as follows: (i) if the Seagull Transaction Value is equal to or greater than $27.50, then the Common Stock Exchange Ratio shall be equal to .72, (ii) if the Seagull Transaction Value is equal to or less than $22.50, then the Common Stock Exchange Ratio shall be equal to .88 and (iii) if the Seagull Transaction Value is less than $27.50 and greater than $22.50, the Common Stock Exchange Ratio shall be determined by linear interpolation between .72 and .88. The term "Seagull Transaction Value" shall mean the closing sales price of Seagull Common Stock, counted to four decimal places, as reported under "NYSE Composite Transaction Reports" in The Wall Street Journal for each of the first 20 consecutive trading days in the period commencing 25 trading days prior to the date of the Company's shareholder meeting to vote upon the proposed merger.

    The Merger is intended to constitute a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and is intended to be accounted for as a "pooling of interests" for financial accounting purposes.

    The Merger transactions are subject to the approval of the shareholders of the Company and Seagull and requisite regulatory approvals. The Merger is expected to be submitted to the shareholders of the Company in October, 1996. The Merger is also subject to several other material conditions.

    Seagull is an independent energy company primarily engaged in natural gas exploration, development and production with major positions in the U.S. Mid-Continent and Mid-South as well as Canada.

    The Company has amended its Amended and Restated Rights Agreement dated as of September 28, 1993 between the Company and Registrar and Transfer Company to provide that the Merger will not trigger the issuance of Rights under, or any other provision of, such Amended and Restated Rights Agreement.

    On July 16, 1996, the Company executed the First Amendment To Credit Agreement. The effect of this amendment, among other things, was to increase the Borrowing Base, as defined in the Credit Agreement, from $35 million to $41.6 million. The amendment also reduced from 100% to 50% of the face amount of the letters of credit associated with the Redeemable Bearer Shares that are considered in the determination of the Available Borrowing Base, as defined in the Credit Agreement.

                          PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings:

           None.

Item 2.    Changes in Securities:

           None.

Item 3.    Defaults upon Senior Securities:

           None.

Item 4.    Submission of Matters to a Vote of Security Holders:

           The Annual Meeting of Shareholders of Global Natural Resources Inc. was held on May 6, 1996 in Houston, Texas. The amendment to the Company's 1992 Stock Option Plan increasing the aggregate number of shares for which options may be granted from 1,000,000 to 1,500,000 was adopted by a vote of 21,507,107 shares of common stock in favor and 3,151,079 shares of common stock against.

           Messrs. John A. Brock, Patrick L. Macdougall and R. A. Walker were elected to the Board of Directors of the Company. The directors whose terms of office continued after the meeting are Madam Linda F. Sjoman and Messrs. Paul E. Carlton, James G. Niven, Sidney R. Petersen and Robert F. Vagt.

Item 5.    Other Information:

           None.

Item 6.    Exhibits and Reports on Form 8-K:

           a) The following documents are included as an Exhibit to this report.

                   4.5 Amendment To Rights Agreement dated as of July 22, 1996 between Global Natural Resources Inc. and Registrar and Transfer Company.

                 10.44 The First Amendment To Credit Agreement by and Among Global Natural Resources Corporation of Nevada as Borrower, Global Natural Resources Inc., as Guarantor, and NationsBank of Texas, N.A. as Agent, dated July 16, 1996.



           b)    Reports on Form 8-K

                        On July 30, 1996, a Form 8-K was filed with the Securities and Exchange Commission. This Form 8-K reported the announced executed Agreement and Plan of Merger of the Company and Seagull Energy Corporation.

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


                                        GLOBAL NATURAL RESOURCES INC.
                                        -----------------------------
                                               (Registrant)





Date:  August 8, 1996                   By /s/ Eric Lynn Hill
                                           -------------------------------
                                           Eric Lynn Hill
                                           Senior Vice President-Finance and
                                            Administration

                                 EXHIBIT INDEX



 4.5 Amendment To Rights Agreement dated as of July 22, 1996 between Global Natural Resources Inc. and Registrar and Transfer Company.


10.44 The First Amendment To Credit Agreement by and Among Global Natural Resources Inc., as Guarantor, and NationsBank of Texas, N.A. as agent, dated July 16, 1996.

27       Financial Data Schedules